Form 10QSB
period 1997-06-30
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1997-08-25
CIK 1012750

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

    (Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       X      THE SECURITIES EXCHANGE ACT OF 1934
     -----    For the quarterly period ended June 30, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     -----    THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-22365

                    APOLLO INTERNATIONAL OF DELAWARE, INC.
                             ------------------
         (Exact name of Small Business Issuer specified in its charter)

         Delaware                                              59-3285246
         --------                                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)



                        6542 U.S. Highway 41, Suite 215
                          Apollo Beach, Florida 33572
                                -----------------
                    (Address of principal executive offices)

                                 (813-645-7677)
                                    --------
                          (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---

The number of shares of the Registrant's common stock outstanding at July 31, 1997 was 3,304,794.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                                 BALANCE SHEET

                                  (UNAUDITED)



                                     ASSETS

                                                     DECEMBER 31,    JUNE 30,
                                                         1997          1997
                                                     ------------  -----------

CURRENT ASSETS
 Cash..............................................  $    34,099  $     2,336
 Accounts receivable...............................        7,734      363,799
 Unbilled accounts receivable......................       20,000       20,000
 Inventory.........................................      228,157      277,929
 Other current assets..............................        8,077        2,150
                                                      ----------  -----------
  TOTAL CURRENT ASSETS.............................      298,067      666,214

DEFERRED SOFTWARE COSTS............................      658,820      730,377
FIXED ASSETS.......................................      111,102      125,969
DEFERRED COSTS OF PROPOSED PUBLIC OFFERING.........       73,650      261,210
DEFERRED FINANCING COSTS...........................       69,230       51,922
OTHER ASSETS.......................................        3,132        2,927
                                                     -----------  -----------
  TOTAL ASSETS.....................................  $ 1,214,001  $ 1,838,619
                                                     -----------  -----------
                                                     -----------  -----------

                                   (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                                 BALANCE SHEET

                                   (UNAUDITED)

                                   (CONTINUED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     DECEMBER 31,     JUNE 30,
                                                         1996          1997
                                                     ------------   -----------
CURRENT LIABILITIES
 Trade notes and accounts payable and
   accrued expenses................................    $  575,034   $ 1,078,443
 Payroll taxes payable.............................       101,924       207,679
 Loans payable--stockholders.......................       142,468        68,247
 Note payable--line of credit......................                     257,241
 Loans payable--others.............................                     183,700
 Deferred income...................................        20,000        20,000
                                                       ----------    ----------
  TOTAL CURRENT LIABILITIES........................       839,426     1,815,310

ACCOUNTS PAYABLE--NONCURRENT.......................       125,000       125,000
NONCURRENT LOANS PAYABLE--STOCKHOLDERS.............        70,916       644,012
                                                     ------------    ----------
  TOTAL LIABILITIES................................     1,035,342     2,584,322
                                                     ------------    ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value;
  authorized: 5,000,000 shares;
  issued and outstanding: none

 Common stock, $.01 par value;
  authorized: 15,000,000 shares;
  issued and outstanding: 2,811,434
  as of December 31, 1996 and 2,504,794
  as of June 30, 1997..............................        21,280        18,214
 Additional paid-in capital........................     2,325,404     2,328,470
 Deficit...........................................    (2,153,025)   (3,080,720)
 Less prepaid rent.................................       (15,000)      (11,667)
                                                     ------------    ----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT).............       178,659      (745,703)
                                                     ------------    ----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT).................   $ 1,214,001   $ 1,838,619
                                                     ------------    ----------
                                                     ------------    ----------

                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                                     THREE MONTHS             SIX MONTHS
                                                                    ENDED JUNE 30,          ENDED JUNE 30,
                                                                ----------------------  -----------------------
                                                                   1996        1997        1996        1997
                                                                ----------  ----------  ----------  -----------
SALES.........................................................  $   69,677  $    5,460  $  196,512  $   443,259
COST OF SALES.................................................     (67,279)     (4,734)    (92,001)    (239,259)
                                                                ----------  ----------  ----------  -----------
  GROSS PROFIT................................................       2,398         726     104,511      204,000
                                                                ----------  ----------  ----------  -----------
EXPENSES
 Research and development.....................................      (5,114)    (94,830)   (113,837)    (201,196)
 General and administrative...................................    (384,197)   (442,947)   (523,339)    (837,407)
                                                                ----------  ----------  ----------  -----------
  TOTAL EXPENSES..............................................    (389,311)   (537,777)   (637,176)  (1,038,603)
                                                                ----------  ----------  ----------  -----------
  LOSS FROM OPERATIONS........................................    (386,913)   (537,051)   (532,665)    (834,603)

INTEREST EXPENSE AND AMORTIZATION OF DISCOUNT AND DEFERRED
 FINANCING COSTS..............................................     (15,966)    (44,306)    (24,328)     (93,092)
                                                                ----------  ----------  ----------  -----------
  LOSS BEFORE INCOME TAXES....................................    (402,879)   (581,357)   (556,993)    (927,695)
DEFERRED INCOME TAXES.........................................                              40,000
                                                                ----------  ----------  ----------  -----------
  NET LOSS                                                       $(402,879)  $(581,357)  $(516,993)   $(927,695)
                                                                ----------  ----------  ----------  -----------
                                                                ----------  ----------  ----------  -----------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...................   1,915,810   2,811,434   1,835,809    2,811,434
                                                                ----------  ----------  ----------  -----------
                                                                ----------  ----------  ----------  -----------
LOSS PER COMMON SHARE.........................................   $    (.21)  $    (.21)  $    (.28)   $    (.33)
                                                                ----------  ----------  ----------  -----------
                                                                ----------  ----------  ----------  -----------

                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                     $(516,993) $(927,695)
  Adjustments to reconcile net loss to net cash used in operating activities
   Amortization of discount and deferred financing costs...................................          42     17,308
   Amortization of deferred software costs.................................................      40,462     85,646
   Depreciation and amortization...........................................................      10,780     15,549
   Amortization of prepaid rent............................................................       1,667      3,333
   Capitalization of software costs........................................................    (119,403)  (157,203)
   Deferred income taxes...................................................................     (40,000)
   Increase (decrease) in cash from
     Accounts receivable...................................................................     (70,672)  (356,065)
     Inventory.............................................................................    (126,766)   (49,772)
     Other current assets..................................................................       4,071      5,927
     Other assets..........................................................................        (410)
     Trade notes and accounts payable and accrued expenses.................................     382,178    503,409
     Payroll taxes payable.................................................................       7,738    105,755
                                                                                             ----------  ----------
       NET CASH USED IN OPERATING ACTIVITIES...............................................    (427,306)  (753,808)
                                                                                             ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Purchases of fixed assets.................................................................     (50,205)   (30,211)

                                 (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                  (CONTINUED)
                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock....................................................  $  86,780
 Proceeds from loans payable--stockholders.................................................     60,840  $ 498,875
 Proceeds from loans payable--others.......................................................    178,087    183,700
 Proceeds from bridge financing............................................................    135,720
 Proceeds from convertible debentures......................................................     54,980
 Increase in note payable--line of credit..................................................               257,241
 Costs of proposed financing...............................................................    (27,500)
 Costs of proposed public offering.........................................................              (187,560)
 Payments of loans payable--stockholders...................................................     (3,649)
                                                                                            ----------  ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES...............................................     485,258    752,256
                                                                                            ----------  ----------
  INCREASE (DECREASE) IN CASH.............................................................       7,747    (31,763)
CASH--beginning...........................................................................       5,840     34,099
                                                                                            ----------  ----------
CASH--ending..............................................................................  $   13,587  $   2,336
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest....................................................................  $    4,495  $  45,816
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                     APOLLO INTERNATIONAL OF DELAWARE INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

    Apollo International of Delaware, Inc. (Company) develops, manufactures and distributes world-wide electric power protection and control products, utilizing computer and fiber optics technologies, for industry and electric utilities.

2.  FINANCIAL STATEMENTS

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Prospectus dated July 10, 1997.

    In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements have been made.

    The results for the three months and six months ended June 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.  LOSS PER SHARE

    Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three and six months ended June 30, 1996 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive

    In February 1997, the FASB issued Statement No, 128, "Earnings Per Share", which changes the calculations and disclosures of earnings per share. As of January 1, 1997 the Company adopted Statement No. 128 without material effect.

4.  PUBLIC OFFERING

    In July 1997, the Company closed its initial public offering and sold 800,000 shares of common stock at $5, per share, and 920,000 warrants at $.25, per warrant, resulting in net proceeds of approximately $3,200,000.

5.  LOANS PAYABLE--STOCKHOLDERS

    During the quarter ended June 30, 1997, the Company borrowed approximately $160,000 for inventory purchases under the same terms as the note payable--shareholder for inventory purchases.

6.  LOANS PAYABLE--OTHERS

    During the quarter ended June 30, 1997, the Company borrowed an aggregate of $175,000, all of which were subsequently repaid.

ITEM 2. MANAGEMENT'S DISCUSSION OF PLAN OF OPERATIONS

    This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein and in the Company's registration statement on Form SB-2 (File No. 333-18071), which was declared effective on July, 10, 1997.

GENERAL

    Apollo International of Delaware, Inc. (the "Company") emerged from development stage during the last quarter of its fiscal year ended December 31, 1996 with minimal revenues. Prior to September 1996, the Company's operating activities were related primarily to recruiting personnel, raising capital, purchasing operating assets and performing research and development. Therefore, the following discussion focuses on comparisons between the three months ended and the six months ended June 30, 1997.

    The Company engages in the development, production and marketing of protection relays for heavy industry and electric utilities worldwide.

RESULTS OF OPERATIONS

    REVENUES. Gross revenues for the three months ended and six months ended June 30, 1997 were $5,460 and $443,259, respectively, generating a gross profit of $726 and $204,000, respectively. The decrease in revenue in the second quarter resulted from the Company's inability to fill existing orders due to its financial constraints prior to the closing of its initial public offering, which closed on July 16, 1997.

    OPERATING EXPENSES. Operating expenses for the three months and the six months ended June 30, 1997 were $582,083 and $1,131,695, respectively. The increased costs in the second quarter primarily resulted from increases in marketing costs, interest expense and increased research and development costs in connection with the commercialization of the Company's technology.

    In order to meet its cash requirements until the consummation of its initial public offering, the Company arranged for factoring and financing of its accounts receivable. Under the factoring agreement, the Company sold accounts receivable at a 6% discount, plus pays a fee on the outstanding balance at the rate of 1% per month. That agreement was terminated effective December 31, 1996, at which time accounts receivable sold under the agreement were $160,350. At June 30, 1997, $141,047 of such amount remained uncollected.

    The factoring agreement was converted to a revolving line of credit agreement between the Company and the same lender, effective January 1, 1997. Under that agreement, the Company borrowed 94.5% of the face amount of accounts receivable, which are collateral for the loans. Interest accrues at the rate of 1% per month and is payable monthly on the outstanding principal balance of each such loan. The loans are repaid at 100% of the face amount of the collateralized accounts as the Company receives payments from the customers. The maturity date for amounts owed under the loan agreement is December 31, 1998. The maximum amount payable under the agreement is $500,000 and at June 30, 1997, there was an outstanding obligation of $257,241.

    Additionally, the Company entered into a cash advance and security agreement with Framan Company, a business entity owned by Frank J. Mancini, a shareholder and a director of the Company. Under the agreement, Framan
Company advances funds to the Company for the purchase of parts inventory and equipment and receives a security interest in the parts and equipment. The advances accrue interest at 2% above the prime rate and are payable interest only commencing August 1, 1997 and continuing on the first day of each month thereafter until the outstanding principal and accrued interest is repaid. Principal is due and payable one-half on the earlier of June 1, 1999, or the last day of the first fiscal quarter that the Company's gross revenue exceeds $500,000, subject to cash flow; and one-half, or more, of the then outstanding principal balance is due and payable on the last day of each subsequent fiscal quarter that the Company's gross revenue exceeds $500,000, subject to cash flow. Outstanding principal and interest is to be paid in full on or before December 31, 1999. As of June 30, 1997, the Company had been advanced approximately $580,000 under this agreement, including interest.

    During the quarter ended June 30, 1997, the Company borrowed an aggregate of $175,000 from outside sources, all of which were subsequently repaid.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees to support technological product development. Costs of software to be sold, incurred after technological feasibility has been established and until it is available for general release, are capitalized. Salaries and other material costs are expensed. The Company believes that continuous development will occur for new products.

    For the three months ended and the six months ended June 30, 1997, the Company incurred $94,830 and $201,196 of research and development costs. The increases are due to efforts to commercialize the Company's products currently being marketed and to develop new products.

    SALES AND MARKETING. For the three months ended and the six months ended June 30, 1997, sales and marketing costs were $61,047 and $82,628, respectively. Sales and marketing expenses will increase as the Company develops more products. During the three months ended June 30, 1997, the Company retained the services of a public relations and marketing firm to assist the Company in its global marketing efforts.

INCOME TAXES

    As of June 30, 1997, the Company had federal net operating loss carry forwards of approximately $3,000,000. This net operating loss can be carried forward up to fifteen years to reduce future taxable income.

FACTORS AFFECTING OPERATING RESULTS

    As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Additionally, the Company has not yet generated enough revenue to become profitable on a month-to-month basis. Accordingly, the Company's expense levels are based entirely on its expectations as to future revenues and to a large extent are variable.

    The Company began generating sales in October 1996 and for the year ended December 31, 1996 and the six months ended June 30, 1997 had sales of $294,734 and $443,259, respectively. During the three months ended June 30, 1997, the Company accumulated back-orders of 170 feeder protection relays and 119 motor protection units for shipment to customers in North America, Taiwan, Brazil and South Africa, pending receipt of the proceeds from its initial public offering. Subsequent to the quarter ended June 30, 1997, the Company entered into a 5-year agreement with a distributor for sales of the Company's products in China and expects to initially ship approximately 6,400 units and upgrades under that agreement during the 12 months commencing August/September 1997, for total anticipated revenues of approximately $3.8 million. Although the Company anticipates certain revenue from the China agreement as well as its agreements with other international distributors, actual results may materially differ depending on various factors, among them being economic and political factors in the various nations, interruptions in transport, and the Company's ability to manage its growth and meet increased orders.

    From the proceeds of its initial public offering, the Company plans to hire additional personnel and to fund internal research and development for the Company's planned introduction of new products. Additionally, the Company plans to increase its sales and marketing expenses to increase potential customer awareness of its products. During the three months ended June 30, 1997, the Company retained a public relations and marketing firm to assist the Company with its domestic and international marketing efforts.

    The Company distributes its products to customers directly and through independent manufactures' representatives and distributors. The Company anticipates that its largest customer base will be OEMS; however, the Company is just beginning to exploit the OEM market and it is uncertain whether the Company can timely supply products in the quantities that OEMS may require.

    The Company expects to experience significant fluctuations to future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction of new technological developments, the introduction, enhancement and market acceptance of new and existing products, the introductions of competing products, and general economic conditions. Further, the Company's products have long sales cycles. Occasionally, a product may be evaluated by customers for a period of time, after which the Company may be required to modify the product to meet the customer's needs, after which the product is evaluated again prior to a purchase order being issued. Payment for foreign sales is normally net 60 days and net 30 days for domestic sales. The Company anticipates that a significant portion of its business will come from foreign sales. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception in November 1994 through June 30, 1997, the Company's operations were financed principally through private sales of equity and debt securities as well as loans and capital contributions from its stockholders, including the factoring and accounts receivable financing and cash advance agreements. At June 30, 1997, the Company had a working capital deficit of $1,149,096, and a stockholders' deficit of $745,703.

    In July 1997, the Company successfully completed an initial public offering of its equity securities from which it received proceeds net of commissions and offering expenses of approximately $3.2 million.

    The Company has allocated approximately $810,000 of the net proceeds to fund product development and engineering (which includes anticipated costs for software in the amount of $325,000 for new product lines currently in development; engineering costs associated with product tooling in the approximate amount of $160,000; and engineering salaries in the approximate amount of $325,000).

    The Company has also allocated approximately $800,000 of the net proceeds to advertising and promotion, including trade shows and trade publications. The Company has also allocated approximately $475,000 for anticipated costs of equipment, including computer hardware, engineering and testing equipment.

    The Company believes that the net proceeds of its initial public offering will be sufficient to meet its capital requirements for at least 12 months. While the initial allocation of the net proceeds of the initial public offering represents the Company's best estimates of their use, future events, including problems, delays, expenses, and complications frequently encountered by companies which seek to develop new technologies or establish new services or introduce products or services to a new market, as well as changes in economic conditions, regulatory or economic conditions, regulatory or competitive conditions, and the success of the Company's marketing activities, may make shifts in the allocation of funds necessary or desirable. There can be no assurance that the Company's estimates will prove to be accurate or that unforeseen expenses will not be incurred. Pending specific allocation of the net proceeds, the net proceeds are invested in short-term, investment grade, interest-bearing obligations.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits


                                                                                  FILING-STATUS--
 EXHIBIT                                                                          INCORPORATED BY
 NUMBER                    EXHIBIT DESCRIPTION                                     REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
    3.1    Amended and Restated Articles of Incorporation       Exhibit 3.1 to Form SB-2 Registration Statement,
                                                                filed on December 17, 1996, File No. 333-18071

    3.2    Amended and Restated ByLaws                          Exhibit 3.2 to Form SB-2 Registration Statement,
                                                                filed on December 17, 1996, File No. 333-18071

    3.2.1  Amendment to ByLaws                                  Exhibit 3.2.1 to Amendment No. 2 to Form SB-2
                                                                Registration Statement, filed on April 29, 1997,
                                                                File No. 333-18071

    4.1    Specimen of Common Stock Certificate                 Exhibit 4.1 to Amendment No. 2 to Form SB-2
                                                                Registration Statement, filed on April 29, 1997,
                                                                File No. 333-18071

    4.2    Specimen of Warrant Certificate                      Filed herewith

    4.3    Warrant Agreement between the Company and American   Filed herewith
           Stock Transfer & Trust Company, as Warrant Agent,
           dated July 16, 1997

   10.1    Form of Warrant issued to investors in the           Exhibit 4.4 to Form SB-2 Registration Statement,
           Company's private placement, dated August 5, 1996    filed on December 17, 1996, File No. 333-18071
           through November 14, 1996.

                                                                                  FILING-STATUS--
 EXHIBIT                                                                          INCORPORATED BY
 NUMBER                    EXHIBIT DESCRIPTION                                     REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
     10.2  Warrant dated September 26, 1996 in favor of         Exhibit 4.5 to Form SB-2 Registration Statement,
           Steven D. Smith, as amended.                         filed on December 17, 1996, File No. 333-18071

     10.3  Warrant dated September 26, 19986 in favor of        Exhibit 4.6 to Form SB-2 Registration Statement,
           Don P. Louw, as amended.                             filed on December 17, 1996, File No. 333-18071

     10.4  Amended Warrant dated October 29, 1996 in favor of   Filed herewith
           Perryman Corporation N.V.

     10.5  Warrant dated June 25, 1996 in favor of Imagine      Exhibit 4.10 to Form SB-2 Registration Statement
           Holdings                                             filed on December 17, 1996, File No. 333-18071

     10.6  Warrant dated December 15, 1996 in favor of          Exhibit 4.11 to Amendment No. 1 to Form SB-2 filed
           Matthias E. Lukens, Jr.                              on March 6, 1997, File No. 333-18071

     10.7  Form of Registration Rights Agreement between the    Exhibit 4.12 to Form SB-2 Registration Statement
           Company and private placement investors dated        filed on December 17, 1996, File No. 333-18071
           August 5, 1996 through November 14, 1996

     10.8  Form of Registration Rights Agreement between the    Exhibit 4.13 to Form SB-2 Registration Statement
           Company and certain investors dated in May, 1996     filed on December 17, 1996, File No. 333-18071

     10.9  Warrant dated June 30, 1996 in favor of Imagine      Exhibit 4.14 to Amendment No. 1 Form SB-2
           Holdings                                             Registration Statement filed on March 6, 1997, File
                                                                No. 333-18071


                                                                                  FILING-STATUS--
 EXHIBIT                                                                          INCORPORATED BY
 NUMBER                    EXHIBIT DESCRIPTION                                     REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
    10.10  Warrant dated November 1, 1996 in favor of           Exhibit 4.15 to Amendment No. 1 to Form SB-2
           Robert Swatland                                      Registration Statement filed on March 6, 1997,
                                                                File No. 333-18071

    10.11  Underwriters' Warrant dated July 16, 1997            Filed herewith

    10.12  1996 Stock Option Plan                               Exhibit 10.1 to Form SB-2 Registration Statement
                                                                filed on December 17, 1996, File No. 333-18071

    10.13  Stock Purchase Agreement between the Company and     Exhibit 10.2 to Form SB-2 Registration Statement
           Christine Clewes, dated June 13, 1996                filed on December 17, 1996, File No. 333-18071

    10.14  Stock Purchase Agreement between the Company and     Exhibit 10.3 to Form SB-2 Registration Statement
           Frank Mancini, dated June 24, 1996                   filed on December 17, 1996, File No. 333-18071

    10.15  Stock Purchase Agreement between the Company and     Exhibit 10.4 to Form SB-2 Registration Statement
           Framan, a business entity, dated June 24, 1996       filed on December 17, 1996, File No. 333-18071

    10.16  Consulting Agreement between the Company and         Exhibit 10.5 to Form SB-2 Registration Statement
           Perryman Corporation, N.V., dated May 10, 1996       filed on December 17, 1996, File No. 333-18071

    10.17  Amended and Restated Consulting Agreement between    Exhibit 10.6 to Form SB-2 Registration Statement
           the Company and Imagine Holdings, dated June 1,      filed on December 17, 1996, File No. 333-18071
           1996

    10.18  Lease between the Company and South Hillsborough     Exhibit 10.7 to Amendment No. 1 to Form SB-2
           Community Bank Office/ Complex, Richard L. Phagan,   Registration Statement, filed on March 6, 1997,
           dated October 31, 1995                               File No. 333-18071


                                                                                  FILING-STATUS--
 EXHIBIT                                                                          INCORPORATED BY
 NUMBER                    EXHIBIT DESCRIPTION                                     REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
  10.18.1  Lease between the Company and South Hillsborough     Exhibit 10.7.1 to Form SB-2 Registration Statement
           Community Bank Office/Complex, dated October 24,    filed on December 17, 1996, File No. 333-18071
           1996

  10.19    Amended and Restated Consulting Agreement between    Exhibit 10.8 to Form SB-2 Registration Statement
           the Company and Matthias E. Lukens, Jr. dated        filed on December 17, 1996, File No. 333-18071
           November 30, 1996

  10.20    Consulting Agreement between the Company             Exhibit 10.9 to Form SB-2 Registration
           and Frank J. Mancini dated December 20, 1996         Statement filed on December 17, 1996, File No.
                                                                333-18071

  10.21    Agreement between the Company and Phasetronics,      Exhibit 10.10 to Form SB-2 Registration Statement
           Inc. dated January 31, 1996                          filed on December 17, 1996, File No. 333-18071

  10.22    Agreement between the Company and Phasetronics,      Exhibit 10.11 to Form SB-2 Registration Statement
           Inc. dated January 31, 1996                          filed on December 17, 1996, File No. 333-18071

  10.23    Sale of Accounts Receivable Agreement between the    Exhibit 10.12 to Form SB-2 Registration Statement
           Company and Queensbury, Inc. dated October 31, 1996  filed on December 17, 1996, File No. 333-18071

  10.24    Cash Advance and Security Agreement and amendment    Exhibit 10.13 to Form SB-2 Registration Statement
           thereto between Frank J. Mancini and the Company     filed on December 17, 1996, File No. 333-18071


                                                                                  FILING-STATUS--
 EXHIBIT                                                                          INCORPORATED BY
 NUMBER                    EXHIBIT DESCRIPTION                                     REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
  10.24.1  Second Amendment to Cash Advance and Security        Exhibit 10.13.1 to Form SB-2 Registration Statement
           Agreement dated May 19, 1997                         filed on December 17, 1996, File No. 333-18071

  10.24.2  Third Amendment to Cash Advance and Security         Exhibit 10.13.2 to Form SB-2 Registration Statement
           Agreement dated May 27, 1997                         filed on December 17, 1996, File No. 333-18071

  10.25    Form of Indemnification Agreement for directors and  Exhibit 10.14 to Form SB-2 Registration Statement
           officers                                             filed on December 17, 1996, File No. 333-18071

  10.26    Revolving Line of Credit Agreement between the       Exhibit 10.15 to Form SB-2 Registration Statement
           Company and Queensbury, Inc.                         filed on December 17, 1996, File No. 333-18071

  10.27    Amended and Restated License Agreement between the   Exhibit 10.16 to Form SB-2 Registration Statement
           Company and Matthias E. Lukens, Jr., d/b/a WHR       filed on December 17, 1996, File No. 333-18071
           Partners, dated December 16, 1997

  10.28    Stock Purchase Agreement between the Company and     Exhibit 10.17 to Form SB-2 Registration Statement
           Matthias E. Lukens, Jr., d/b/a WHR Partners dated    filed on December 17, 1996, File No. 333-18071
           December 16, 1997

  10.29    Executive Employment Agreement between the Company   Exhibit 10.18 to Form SB-2 Registration Statement
           and David W. Clarke                                  filed on December 17, 1996, File No. 333-18071


                                                                                  FILING-STATUS--
 EXHIBIT                                                                          INCORPORATED BY
 NUMBER                    EXHIBIT DESCRIPTION                                     REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
    10.30  Executive Employment Agreement between the Company   Exhibit 10.19 to Form SB-2 Registration Statement
           and Christine Clewes                                 filed on December 17, 1996, File No. 333-18071

    10.31  Executive Employment Agreement between               Exhibit 10.20 to Form SB-2 Registration
           the Company and Donald P. Louw                       Statement filed on December 17, 1996,
                                                                File No. 333-18071

    10.32  Executive Employment Agreement between the Company   Exhibit 10.21 to Form SB-2 Registration Statement
           and Steven D. Smith                                  filed on December 17, 1996, File No. 333-18071

    10.33  Executive Employment Agreement between the Company   Exhibit 10.22 to Form SB-2 Registration Statement
           and Robert Swatland                                  filed on December 17, 1996, File No. 333-18071

    10.34  Financial Advisor and Investment Banking Agreement   Exhibit 10.23 to Amendment No. 1 to Form SB-2
           between the Company and May Davis Group, Inc. dated  Registration Statement filed on March 6, 1997.
           July 16, 1997

    27     Financial Data Schedule                              Filed herewith

    99.1   Form of domestic distribution agreement              Exhibit 99.3 to Amendment No. 1 to Form SB-2
                                                                Registration Statement filed on March 6, 1997

    99.2   Form of international distribution agreement         Exhibit 99.4 to Amendment No. 1 to Form SB-2
                                                                Registration Statement filed on March 6, 1997

    (b) Reports on Form 8-K

              None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 22, 1997                     APOLLO INTERNATIONAL
                                           OF DELAWARE, INC.
                                           (Registrant)





                                           By: /s/ DAVID W. CLARKE
                                              ------------------------------
                                              David W. Clarke
                                              President and Chief Executive
                                              Officer (As both a duly
                                              Authorized Officer of the
                                              Registrant and the Principal
                                              Financial Officer of the
                                              Registrant)

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                         DESCRIPTION
-----------  ------------------------------------------------------------------

       4.2   Specimen of Warrant Certificate

       4.3   Warrant Agreement between the Company and American Stock
             Transfer & Trust Company, as Warrant Agent dated July 16, 1997

      10.4   Amended Warrant dated October 29, 1996 in favor of Perryman
             Corporation N.V.

      10.11  Underwriters' Warrant dated July 16, 1997

      27     Financial Data Schedule