Form 10QSB
period 1997-09-30
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1997-11-18
CIK 1012750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         [X]   THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [ ]   SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-22365

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
         --------------------------------------------------------------
         (Exact name of Small Business Issuer specified in its charter)

              DELAWARE                                   59-3285246
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                         6542 U.S. HIGHWAY 41, SUITE 215
                           APOLLO BEACH, FLORIDA 33572
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (813-645-7677)
                           ---------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of the Registrant's common stock outstanding at October 31, 1997 was 3,312,115 shares.

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                                  BALANCE SHEET

                                   (UNAUDITED)



                                     ASSETS

                                                DECEMBER 31,   SEPTEMBER 30,
                                                    1996           1997
                                                ------------   -------------

CURRENT ASSETS
  Cash                                          $   34,099      $  230,890
  Accounts receivable                                7,734         390,523
  Unbilled accounts receivable                      20,000          20,000
  Inventory                                        228,157         685,597
  Prepaid expenses and other current assets          8,077         112,932
                                                ----------      ----------

         TOTAL CURRENT ASSETS                      298,067       1,439,942

DEFERRED SOFTWARE COSTS                            658,820         803,332
FIXED ASSETS                                       111,102         166,509
DEFERRED FINANCING COSTS                            69,230          43,268
OTHER ASSETS                                         3,132          13,494
DEFERRED COSTS OF PROPOSED PUBLIC
    OFFERING                                        73,650
                                                ----------      ----------

         TOTAL ASSETS                           $1,214,001      $2,466,545
                                                ==========      ==========

                                   (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.


                                  BALANCE SHEET

                                   (UNAUDITED)

                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          DECEMBER 31,       SEPTEMBER  30,
                                                             1996                 1997
                                                         -------------       -------------
CURRENT LIABILITIES
  Trade notes and accounts payable
    and accrued expenses                                 $     575,034       $     269,852
  Payroll taxes payable                                        101,924              18,475
  Loans payable - others                                                            10,500
  Loans payable - stockholders                                 142,468
  Deferred income                                               20,000              20,000
                                                         -------------       -------------

         TOTAL CURRENT LIABILITIES                             839,426             318,827

ACCOUNTS PAYABLE - NONCURRENT                                  125,000             125,000
NONCURRENT LOANS PAYABLE - STOCKHOLDERS                         70,916             589,475
                                                         -------------       -------------

         TOTAL LIABILITIES                                   1,035,342           1,033,302
                                                         -------------       -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    authorized: 5,000,000 shares;
    issued and outstanding:  none
  Common stock, $.01 par value;
    authorized: 15,000,000 shares;
    issued and outstanding: 2,811,434
    as of December 31, 1996 and 3,312,115 as of
    September 30, 1997                                          21,280              26,287
  Additional paid-in capital                                 2,325,404           5,526,653
  Deficit                                                (   2,153,025)      (   4,078,271)
  Less prepaid rent                                      (      15,000)      (      41,426)
                                                          ------------        ------------

         TOTAL STOCKHOLDERS' EQUITY                            178,659           1,433,243
                                                         -------------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                        $   1,214,001       $   2,466,545
                                                         =============       =============


                     APOLLO INTERNATIONAL OF DELAWARE, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                          THREE MONTHS                                NINE MONTHS
                                                       ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                   1996                 1997                 1996                   1997
                                               ------------        --------------        -------------         ------------

SALES                                          $        162        $        9,499        $     196,674         $    311,758
COST OF SALES                                                      (          493)       (      92,001)        (    147,068)
                                               ------------         -------------         ------------          -----------

         GROSS PROFIT                                   162                 9,006              104,673              164,690
                                               ------------        --------------        -------------         ------------
EXPENSES
  Research and development                     (    132,700)       (       73,511)       (     246,537)        (    274,707)
  General and administrative                   (    333,843)       (      803,160)       (     857,182)        (  1,640,567)
                                                -----------         -------------         ------------          -----------

         TOTAL EXPENSES                        (    466,543)       (      876,671)       (   1,103,719)        (  1,915,274)
                                                -----------         -------------         ------------          -----------

         LOSS FROM OPERATIONS                  (    466,381)       (      867,665)       (     999,046)        (  1,750,584)

INTEREST EXPENSE AND
  AMORTIZATION OF DISCOUNT
  AND DEFERRED FINANCING
  COSTS                                        (     81,559)       (       81,570)       (     105,887)        (    174,662)
                                                -----------         -------------         ------------          -----------
         LOSS BEFORE INCOME TAXES
           AND EXTRAORDINARY INCOME            (    547,940)       (      949,235)       (   1,104,933)        (  1,925,246)


DEFERRED INCOME TAXES                                                                           40,000
                                                ------------        -------------         ------------          -----------
         LOSS BEFORE EXTRAORDINARY             (    547,940)       (      949,235)       (   1,064,933)        (  1,925,246)
         INCOME

EXTRAORDINARY INCOME FROM
  FORGIVENESS OF INDEBTEDNESS                        75,028                                     75,028
                                                -----------         -------------         ------------          -----------
         NET LOSS                              ($   472,912)       ($     949,235)       ($    989,905)        ($ 1,925,246)
                                                ===========         =============         ============          ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              2,301,853             3,168,051            1,992,864            2,941,956
                                                ===========         =============         ============         ============

LOSS PER COMMON SHARE
LOSS BEFORE EXTRAORDINARY INCOME               ($        .24)      ($         .30)      ($         .53)       ($        .65)
EXTRAORDINARY INCOME                                     .03                                       .03
                                                ------------        -------------        -------------         ------------
         NET LOSS                              ($        .21)      ($         .30)      ($         .50)       ($        .65)
                                                ============        =============        =============         ============

                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                    1996              1997
                                               ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    ($    989,905)     ($ 1,925,246)
    Adjustments to reconcile net loss
    to net cash used in operating
    activities
      Amortization of discount
        and deferred financing costs                116,300            25,962
      Amortization of deferred
        software costs                               45,326           140,035
      Depreciation and amortization                   9,913            25,972
      Amortization of prepaid rent                    3,334             9,167
      Capitalization of software costs        (     163,400)     (    284,547)
      Forgiveness of indebtedness             (      75,028)
      Deferred income taxes                   (      40,000)
      Increase (decrease) in cash from
        Accounts receivable                   (      64,162)     (    382,789)
        Inventory                             (     175,326)     (    457,440)
        Other current assets                          3,053      (    104,855)
        Other assets                          (         410)     (      2,337)
        Trade notes and accounts
          payable and accrued expenses              152,024      (    305,182)
        Payroll taxes payable                        14,903      (     83,449)
                                              -------------       ------------

        NET CASH USED IN OPERATING
          ACTIVITIES                          (   1,163,378)     (  3,344,709)
                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases of fixed assets                   (      58,291)     (     81,071)
                                               ------------       -----------

                                   (CONTINUED)


                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                   (CONTINUED)
                                                              NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                         1996               1997
                                                   -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                          $   1,079,456       $   3,235,980
  Proceeds from loans payable -
    stockholders                                          60,840             537,084
  Proceeds from note payable - line of credit                                257,241
  Proceeds from loans payable - others                   178,087             194,200
  Proceeds from bridge financing                         135,720
  Proceeds from convertible debentures                    54,980
  Payments of note payable - line of credit                             (    257,241)
  Payments of loans payable - other                                     (    183,700)
  Payments of loans payable -
    stockholders                                   (      27,193)       (    160,993)
  Payments of notes payable bridge financing       (     250,000)
  Costs of proposed public offering                (       5,000)
                                                    ------------        ------------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                  1,226,890           3,622,571
                                                   -------------        ------------

         INCREASE IN CASH                                  5,221             196,791

CASH - beginning                                           5,840              34,099
                                                   -------------       -------------

CASH - ENDING                                      $      11,061       $     230,890
                                                   =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid for interest                           $      16,741       $     127,119
                                                   =============       =============

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

         The results for the three months and nine months ended September 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.       LOSS PER SHARE

         Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three and nine months ended September 30, 1996 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive

         In February 1997, the FASB issued Statement No, 128, "Earnings Per Share", which changes the calculations and disclosures of earnings per share. As of January 1, 1997 the Company adopted Statement No. 128 without material effect.

4.       PUBLIC OFFERING

         In July 1997, the Company closed its initial public offering and sold 800,000 shares of common stock at $5, per share, and 920,000 warrants at $.25, per warrant, resulting in net proceeds of approximately $3,200,000.

5.       LOANS PAYABLE - STOCKHOLDERS

         During the nine months ended September 30, 1997, the Company borrowed approximately $173,000 for inventory purchases under the same terms as the note payable - shareholder for inventory purchases.

6.       COMMITMENT

         Effective September 1, 1997, the Company entered into a noncancellable lease for manufacturing facilities through August 31, 2002, plus a two year renewal period. The lease provides for initial base rent of $50,000, per annum, plus annual increases equal to the lesser of 10% or the increase of C.P.I. The lease also provides for additional rent for common charges, real estate taxes and insurance, plus sales tax, for an aggregate initial amount of $16,612 per annum, with similar increases and a deposit of $8,333. In connection with the lease, the Company issued 7,321 shares of common stock to the lessor, valued at $6 per share, in exchange for the first eight months of base rent, sales tax and the deposit.

ITEM 2.  MANAGEMENT'S DISCUSSION OF PLAN OF OPERATIONS

         This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control and cannot be predicted or quantified. Actual results may differ materially depending on a variety of important factors, including, among others referenced herein and in the Company's registration statement on form SB-2 (File No. 333-18071), problems commonly encountered by companies seeking to commercialize new products such as unexpected delays in product development, production, and marketing; sources for sufficient capital to meet the Company's growth and operations; economic and political factors in nations of the Company's international customers; changes in economic conditions; demand for the Company's products and changes in the competitive environment.

GENERAL

         Apollo International of Delaware, Inc. (the "Company") engages in the development, production and marketing of feeder protection relays for heavy industry and electric utilities worldwide. The Company emerged from development stage during the last quarter of its fiscal year ended December 31, 1996 with minimal revenues. Prior to September 1996, the Company's operating activities were related primarily to recruiting personnel, raising capital, purchasing operating assets and performing research and development. Therefore, the following discussion focuses on comparisons between the three months ended and the nine months ended September 30, 1997.


RESULTS OF OPERATIONS

         REVENUES. Gross revenues for the three months ended and nine months ended September 30, 1997 were $9,499 and $311,758, respectively, generating a gross profit of $9,006 and $164,690, respectively. The decrease in revenue in the second and third quarters resulted initially from the Company's inability to fill existing orders due to its financial constraints prior to its initial public offering which was completed on July 16, 1997. Subsequent to the Offering, and although the Company has back orders for approximately 520 feeder protection relays and 469 motor protection relays, shipping of product was further delayed when the Company outsourced the production of units to two manufacturing subcontractors. In both cases the subcontractors did not perform satisfactorily and the Company is in the process of bringing the production in-house. The Company has secured its own manufacturing facility and now has the capability to perform all manual assembly operations; however, the Company will continue to rely on outsourcing it's automated operations until the necessary equipment is in place. Meanwhile, shipping has also been delayed because the Company, in response to feedback from the market, has taken the opportunity to include new features such as battery backup of fault data and blocking trip functions during a unit power cycle.

         OPERATING EXPENSES. Operating expenses for the three months and the nine months ended September 30, 1997 were $803,160 and $1,640,567, respectively. The increased costs in the second and third quarters primarily resulted from increases in marketing costs in connection with the commercialization of the Company's technology, and continued development of additional products that will provide an entire package of protective relay products for the Company's heavy industrial and utility customers. The Company is also in the process of adding regional sales managers to target specific business opportunities.

         The Company previously entered into a cash advance and security agreement with Framan Company, a business entity owned by Frank J. Mancini, a shareholder and a director of the Company. Under the agreement, Framan Company advances funds to the Company for the purchase of parts inventory and equipment and receives a security interest in the parts and equipment. The advances accrue interest at 2% above the prime rate and are payable interest only commencing August 1, 1997 and continuing on the first day of each month thereafter until the outstanding principal and accrued interest is repaid. Principal is due and payable one-half on the earlier of June 1, 1999, or the last day of the first fiscal quarter that the Company's gross revenue exceeds $500,000, subject to cash flow; and one-half, or more, of the then outstanding principal balance is due and payable on the last day of each subsequent fiscal quarter that the Company's gross revenue exceeds $500,000, subject to cash flow. Outstanding principal and interest is to be paid in full on or before December 31, 1999. As of September 30, 1997, there was an outstanding balance of $529,475 under this agreement, including interest.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees to support technological product development. Costs of software to be sold, incurred after technological feasibility has been established and until it is available for general release, are capitalized. Salaries and other material costs are expensed. The Company believes that continuous development will occur for new products and to enhance and upgrade existing products.

         For the three months ended and the nine months ended September 30, 1997, the Company incurred $73,511 and $274,707 of research and development costs, respectively. The increases are due to efforts to commercialize the Company's products currently being marketed and to develop new products and include all engineering expense.

         SALES AND MARKETING. For the three months ended and the nine months ended September 30, 1997, sales and marketing costs were $47,159 and $204,432, respectively.

Sales and marketing expenses will increase as the Company develops more products increases it's sales force, attends trade shows (both domestic and international), and advertises in industry publications. The Company has retained the services of a public relations and marketing firm to assist the Company in its global marketing efforts.

INCOME TAXES

         As of September 30, 1997, the Company had federal net operating loss carry forwards of approximately $4,000,000. This net operating loss can be carried forward up to fifteen years to reduce future taxable income.

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

         The Company began generating sales in October 1996 and for the year ended December 31, 1996 and the nine months ended September 30, 1997 had sales of $294,734 and $311,758, respectively. The Company has accumulated back-orders of 520 feeder protection relays and 469 motor protection units for shipment to customers in North America, Taiwan, Brazil, South Africa and China. During the quarter ended September 30, 1997, the Company entered into a 5-year agreement with a distributor for sales of the Company's products in China ("China Agreement"). Under that agreement, the Company expected to initially ship approximately 6,400 units and upgrades during the 12 months commencing August or September 1997. However, various factors have caused delays in shipping orders.

         First, the Company experienced production difficulties with manufacturing subcontractors who did not perform satisfactorily. Therefore, the Company, on September 1, 1997, leased an 8,000 square foot manufacturing facility near its headquarters for the purpose of bring its production in-house. The lease expires August 31, 2002, subject to renewal for an additional two years. The lease provides for base rent of $50,000 per year, plus annual increases equal to the lesser of 10% or the increase in the consumer price index. The lease also provides for additional rent for common charges, real estate taxes and insurance, plus sales tax, for an aggregate initial amount of $16,612 per year, with similar increases and a deposit of $8,333. In connection with the lease, the Company issued 7,321 shares of common stock to the lessor, valued at $6.00 per share, in exchange for the first eight months of base rent, sales tax and the deposit. The Company has spent approximately $50,000 for improvements to the facility by installing production benches, wire fencing to secure its raw materials, shelving and other production equipment to facilitate manual assembly operations. The Company is in the process of sourcing automated equipment to eliminate reliance on outside contractors.

         The Company has experienced further delays in shipping products. Because of extended raw material lead times on orders placed after the Company's IPO, and delays by it's manufacturing subcontractors the Company elected to take this opportunity to make certain improvements to its feeder protection relay, such as, battery backup of fault data and blocking trip functions during a unit power cycle. This, along with incorporating new metering features in its CMPR2 motor protection relay required by one of its major customers, has caused a delay in the release of its new motor protection relay, the CMPR1, which has also impacted sales. The Company is in the process of recruiting additional engineering personnel to handle the current project load. The Company currently has a backlog of approximately 520 feeder protection relays and 469 motor protection relays.

         The Company has increased operating expenses in preparation for accelerating development of certain products and for manufacturing products in-house. In addition to leasing the manufacturing facilities, the Company substantially increased inventory for anticipated shipments and hired additional engineering and [manufacturing?] [other?] personnel. The Company also retained a public relations and marketing firm to assist the Company with its marketing efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

         From its inception in November 1994 through the closing of its initial public offering, the Company's operations were financed principally through private sales of equity and debt securities as well as loans and capital contributions from its stockholders, including the factoring and accounts receivable financing and cash advance agreements.

         In July 1997, the Company successfully completed an initial public offering (the "Offering") which resulted in the issuance of 800,000 shares of Common Stock and

920,000 common stock purchase warrants ("Warrants") from which it received proceeds net of commissions and offering expenses of approximately $3.2 million. As of September 30, 1997, proceeds from the Offering have been used as follows:
(I) $154,000 for product development and engineering; (ii) $147,000 for product marketing and promotion; (iii) $257,241 to repay a revolving line of credit;
(iv) $51,000 for new equipment; (v) $23,000 for consulting fees; (vi) $68,247 loan repayment to an affiliate; and (vii) $1,861,000 for working capital (which includes a $1,461,000 payment of trade and accounts payable). At September 30, 1997, the Company had working capital of $1,121,115 and stockholders' equity of $1,433,243.

         As is typical of Company's which seek to develop new technologies or introduce products to a new market, delays in development and production of the Company's products have occurred, resulting in decreased revenues which the Company had otherwise anticipated would be available. The Company is in the process of negotiating additional private equity or debt financing for purposes of meeting the Company's anticipated expenses during the next 12 months. However, there is no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the interests of the Company's existing shareholders.

SUBSEQUENT EVENTS

         In October 1997, the Company entered into a letter of intent to acquire all of the issued and outstanding common stock of Trans-World Powernet, Inc. ("Trans-World"), a Florida-based designer of electrical sub-station automation equipment. The Company anticipates that this acquisition affords the Company an opportunity to ultimately offer complete sub-station automation to the power industry. Trans-World is a development stage company without significant revenues. The letter of intent calls for payment by the Company of $200,000 and an aggregate of 240,000 restricted shares of its Common Stock. The shares would be subject to the same lock-up arrangements as shares held by officers and directors of the Company. The closing of the acquisition is subject to certain contingencies.

         Also in October 1997, the Company entered into a letter of intent to acquire all of the issued and outstanding common stock of Corona Acquisition, Inc. ("Corona") in exchange for 1,000,000 shares of the Company's Common Stock. In addition, based upon Corona's audited net operating income for the calendar year ending December 31, 1998, the shareholders of Corona shall be issued 100,000 shares of the Company's Common Stock for every $160,000 of net operating income up to a maximum of 500,000 restricted shares for the first $800,000 of net operating income. The terms and the closing of the acquisition are subject to various contingencies. Corona's primary business is the maintenance and repair of turbines for the power industry. Subject to confirmation through audited financial statements of Corona which are currently being prepared, Corona had net operating income during the fiscal year ended December 31, 1996 and the seven months ended July 30, 1997 of approximately $(717,781) and $85,790, respectively, and has net assets of approximately $5.0 million.

         The Company believes that the foregoing acquisitions, if they are completed, will increase the Company's asset base, save development time for certain of the Company's products, and provide a diverse source of revenue. However, the letters of intent are subject to certain contingencies and there can be no assurances that the acquisitions will be consummated, or if consummated, that the Company will be able to achieve profitability. Further, the proposed acquisitions would result in substantial share dilution for existing shareholders.


                           PART II - OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES.

         In September 1997, the Company issued 7,321 shares of Common Stock to a landlord (an accredited investor), which shares were valued at $6.00 per share. The shares were issued in exchange for the first eight months of base rent, sales tax and an $8,333 security deposit. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The investor gave written assurance of the investor's investment intent and the certificates of the securities bear a legend accordingly.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
EXHIBIT                                                                          FILING-STATUS-INCORPORATED BY
NUMBER                      EXHIBIT DESCRIPTION                                         REFERENCE TO
-------                     -------------------                                  -----------------------------

3.1              Amended and Restated Articles of Incorporation                  Exhibit 3.1 to Form SB-2
                                                                                 Registration Statement, filed
                                                                                 on December 17, 1997, File No.
                                                                                 333-18071

3.2              Amended and Restated ByLaws                                     Exhibit 3.2 to Form SB-2
                                                                                 Registration Statement, filed
                                                                                 on December 17, 1996, File No.
                                                                                 333-18071





3.2.1            Amendment to ByLaws                                            Exhibit 3.2.1 to Amendment No.
                                                                                2 to Form SB-2 Registration
                                                                                Statement, filed on April 29,
                                                                                1996, File No. 333-18071

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

4.2              Specimen of Warrant Certificate                                Exhibit 4.2 to Report on Form
                                                                                10-QSB, filed on August 14,
                                                                                1997, File No. 0-22365

4.3              Warrant Agreement between the Company and American Stock       Exhibit 4.3 to Report on Form
                 Transfer & Trust Company, as Warrant Agent, dated July         10-QSB, filed on August 14,
                 16, 1997                                                       1997, File No. 0-22365

10.1             Form of Warrant issued to investors in the Company's           Exhibit 4.4 to Form SB-2
                 private placement, dated August 5, 1996 through November       Registration Statement, filed
                 14, 1996.                                                      on December 17, 1996, File No.
                                                                                333-18071

10.2             Warrant dated September 26, 1996 in favor of Steven D.         Exhibit 4.5 to Form SB-2
                 Smith, as amended.                                             Registration Statement, filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.3             Warrant dated September 26, 19986 in favor of Don P.           Exhibit 4.6 to Form SB-2
                 Louw, as amended.                                              Registration Statement, filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.4             Amended Warrant dated October 29, 1996 in favor of             Exhibit 10.4 to Form 10-QSB
                 Perryman Corporation N.V.                                      filed on August 14, 1997, File
                                                                                No. 0-22365





10.5             Warrant dated June 25, 1996 in favor of Imagine Holdings       Exhibit 4.10 to Form SB-2
                                                                                Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.6             Warrant dated December 15, 1996 in favor of Matthias E.        Exhibit 4.11 to Amendment No.
                 Lukens, Jr.                                                    1 to Form SB-2 filed on March
                                                                                6, 1997, File No. 333-18071

10.7             Form of Registration Rights Agreement between the              Exhibit 4.12 to Form SB-2
                 Company and private placement investors dated August 5,        Registration Statement filed
                 1996 through November 14, 1996                                 on December 17, 1996, File No.
                                                                                333-18071

10.8             Form of Registration Rights Agreement between the              Exhibit 4.13 to Form SB-2
                 Company and certain investors dated in May, 1996               Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.9             Warrant dated June 30, 1996 in favor of Imagine Holdings       Exhibit 4.14 to Amendment No.
                                                                                1 Form SB-2 Registration
                                                                                Statement filed on March 6,
                                                                                1996, File No. 333-18071

10.10            Warrant dated November 1, 1996 in favor of Robert              Exhibit 4.15 to Amendment No.
                 Swatland                                                       1 to Form SB-2 Registration
                                                                                Statement filed on March 6,
                                                                                1997, File No. 333-18071

10.11            Underwriters' Warrant dated July 16, 1997                      Exhibit 10.11 to Form 10-QSB
                                                                                filed on August 14, 1997, File
                                                                                No. 0-22365

10.12            1996 Stock Option Plan                                         Exhibit 10.1 to Form SB-2
                                                                                Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071





10.13            Stock Purchase Agreement between the Company and               Exhibit 10.2 to Form SB-2
                 Christine Clewes, dated June 13, 1996                          Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.14            Stock Purchase Agreement between the Company and Frank         Exhibit 10.3 to Form SB-2
                 Mancini, dated June 24, 1996                                   Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.15            Stock Purchase Agreement between the Company and Framan,       Exhibit 10.4 to Form SB-2
                 a business entity, dated June 24, 1996                         Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.16            Consulting Agreement between the Company and Perryman          Exhibit 10.5 to Form SB-2
                 Corporation, N.V., dated May 10, 1996                          Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.17            Amended and Restated Consulting Agreement between the          Exhibit 10.6 to Form SB-2
                 Company and Imagine Holdings, dated June 1, 1996               Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.18            Lease between the Company and South Hillsborough               Exhibit 10.7 to Amendment No.
                 Community Bank Office/Complex, Richard L. Phagan, dated        1 to Form SB-2 Registration
                 October 31, 1995                                               Statement, filed on March 6,
                                                                                1997, File No. 333-18071

10.18.1          Lease between the Company and South Hillsborough               Exhibit 10.7.1 to Form SB-2
                 Community Bank Office/Complex, dated October 24, 1996          Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.19            Amended and Restated Consulting Agreement between the          Exhibit 10.8 to Form SB-2
                 Company and Matthias E. Lukens, Jr. dated November 30,         Registration Statement filed
                 1996                                                           on December 17, 1996, File No.
                                                                                333-18071





10.20            Consulting Agreement between the Company and Frank J.          Exhibit 10.9 to Form SB-2
                 Mancini dated December 20, 1996                                Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.21            Agreement between the Company and Phasetronics, Inc.           Exhibit 10.10 to Form SB-2
                 dated January 31, 1996                                         Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.22            Agreement between the Company and Phasetronics, Inc.           Exhibit 10.11 to Form SB-2
                 dated January 31, 1996                                         Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.23            Sale of Accounts Receivable Agreement between the              Exhibit 10.12 to Form SB-2
                 Company and Queensbury, Inc. dated October 31, 1996            Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.24            Cash Advance and Security Agreement and amendment              Exhibit 10.13 to Form SB-2
                 thereto between Frank J. Mancini and the Company               Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.24.1          Second Amendment to Cash Advance and Security Agreement        Exhibit 10.13.1 to Form  SB-2
                 dated May 19, 1997                                             Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.24.2          Third Amendment to Cash Advance and Security Agreement         Exhibit 10.13.2 to Form SB-2
                 dated May 27, 1997                                             Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071





10.25            Form of Indemnification Agreement for directors and            Exhibit 10.14 to Form SB-2
                 officers                                                       Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.26            Revolving Line of Credit Agreement between the Company         Exhibit 10.15 to Form SB-2
                 and Queensbury, Inc.                                           Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.27            Amended and Restated License Agreement between the             Exhibit 10.16 to Form SB-2
                 Company and Matthias E. Lukens, Jr., d/b/a WHR Partners,       Registration Statement filed
                 dated December 16, 1997                                        on December 17, 1996, File No.
                                                                                333-18071

10.28            Stock Purchase Agreement between the Company and               Exhibit 10.17 to Form SB-2
                 Matthias E. Lukens, Jr., d/b/a WHR Partners dated              Registration Statement filed
                 December 16, 1997                                              on December 17, 1996, File No.
                                                                                333-18071

10.29            Executive Employment Agreement between the Company and         Exhibit 10.18 to Form SB-2
                 David W. Clarke                                                Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.30            Executive Employment Agreement between the Company and         Exhibit 10.19 to Form SB-2
                 Christine Clewes                                               Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.31            Executive Employment Agreement between the Company and         Exhibit 10.20 to Form SB-2
                 Donald P. Louw                                                 Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071





10.32            Executive Employment Agreement between the Company and         Exhibit 10.21 to Form SB-2
                 Steven D. Smith                                                Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.33            Executive Employment Agreement between the Company and         Exhibit 10.22 to Form SB-2
                 Robert Swatland                                                Registration Statement filed
                                                                                on December 17, 1996, File No.
                                                                                333-18071

10.34            Financial Advisor and Investment Banking Agreement             Exhibit 10.23 to Amendment No.
                 between the Company and May Davis Group, Inc. dated July 1     to Form SB-2 Registration
                 16, 1997                                                       Statement filed on March 6,
                                                                                1997.

10.35            Lease Agreement dated September 1, 1997                        Filed herewith

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

Date:    November 17, 1997                  APOLLO INTERNATIONAL
                                            OF DELAWARE, INC.
                                            (Registrant)


                                            By: /s/ DAVID W. CLARKE
                                               --------------------
                                                    David W. Clarke
                                                    President and Chief
                                                    Executive Officer


                                            By: /s/ STUART FRANK
                                               --------------------
                                                    Stuart Frank
                                                    Chief Financial Officer
                                                    (Principal Accounting
                                                    Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.35             Lease Agreement dated September 1, 1997

27                Financial Data Schedule