Form 10KSB
period 1997-12-31
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1998-04-15
CIK 1012750

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended     DEC 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from             to
                                      -------------  -------------.
        Commission file number     0-22365
                               ------------------------------


                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------

             DELAWARE                                 59-3285046
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                      6542 NORTH U.S. HIGHWAY 41, SUITE 215
                           APOLLO BEACH, FLORIDA 33572
                -------------------------------------------------
                (Address of principal executive offices/Zip Code)

                                 (813) 645-7677
                           ---------------------------
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.

                                   YES [X]    NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $102,349.

         The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on April 8, 1998, was $4,637,280 (based on the closing sale price of the Registrant's Common Stock as quoted on the OTC Electronic Bulletin Board on April 8, 1998 of $1-7/8.

         As of April 1, 1998, 3,655,115 shares of the Registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

         Apollo International of Delaware, Inc. (the "Company" or "Apollo") was formed in Delaware in November, 1994 with its principal place of business located in Apollo Beach, Florida. The Company designs and sells to industry and electric utilities electric power protection and control products utilizing new computer and fiber optics technologies. The Company is developing concurrently two product lines, the first of which (designated as "CMPR" products) is designed to monitor motors used by industrial users, and the second of which (designated as "Solaris" or "NOVA" products), is designed to monitor electric power transmission for industrial users and electric utilities. The target market for the motor protection and control product line is industrial end users such as steel mills, mining operations, pulp and paper mills, and petrochemical companies. The Solaris and Genesis (formerly NOVA) product lines are designed for the utility substation marketplace which includes, public and investor owned utilities, cogeneration facilities, and large industrial users who operate their own electric power substations.

         On July 16, 1997, the Company completed an initial public offering (the "Offering") pursuant to the Securities Act of 1933, as amended (the "Act"), which resulted in the issuance of 800,000 shares of Common Stock, par value $.01 (the "Common Stock") and 800,000 redeemable Common Stock purchase warrants ("Warrants"). On July 23, 1997, the underwriters in the Offering exercised their over-allotment option to purchase 120,000 additional Warrants. The Offering resulted in aggregate proceeds of approximately $3.16 million, net of Offering expenses.

         On November 24, 1997, the Company acquired all of the issued and outstanding capital stock of Trans-World Powernet, Inc. of Clearwater, Florida ("Trans-World"), a designer of electrical sub-station automation equipment. Trans-World is being operated as a subsidiary of the Company. The purchase price for Trans-World was $200,000 cash, payable $100,000 at closing and $100,000 on November 24, 1998, and the issuance by the Registrant of an aggregate of 240,000 shares of restricted Common Stock to the former shareholders of Trans-World. The shares were issued upon closing and are subject a lock-up pursuant to which they may not be sold or otherwise transferred before July 10, 1999 without the consent of May Davis Group, Inc., the Company's underwriter of its initial public offering. Trans-World developed certain technology in the field of power substation automation and utility networking solutions that the Company believes to be significantly more advanced than anything else currently available in the market, and more advanced than the Company's own research and development in the same field.

PRODUCTS

         THE CONTROL AND MOTOR PROTECTION RELAYS (CMPR)

         The CMPR products are control and motor protection relays that monitor and provide fault protection for electric motors used in heavy industry. The CMPR is a hardware and software package designed to provide a high level of control and protection to expensive electric motors used throughout heavy industries such as mining operations, chemical and petrochemical, steel mills, and paper manufacturing facilities.

         The Company has been marketing the CMPR2 relay which is designed to protect motors with a minimum of 5000 horsepower. The CMPR2 monitors the motor and either shuts down the motor or sets off an alarm upon detection of irregularities such as shorts to ground, loss of a phase of power, overheating, failing gears, or an unbalanced rotor. The motor protection and control products share a common technology and the Company anticipates developing and marketing variations of the CMPR2 offering varying degrees of motor protection (i.e., monitoring voltage, ground current, motor temperature) and/or control (i.e., starting up and shutting down the motors), depending on the types of motors and needs of potential customers.

         Under current development is the CMPR1 relay product which is designed for small to medium motors with horsepower ranging from 100 HP to 5,000 HP. The CMPR1 product is now in the advanced stage of both hardware and software engineering design and it's anticipated release date is during the second or third quarter of 1998. The CMPR1 product is a smaller less expensive version of the CMPR2 with fewer diagnostic capabilities.

Management believes that the market is substantially larger for the CMPR1 than for the CMPR2 due to the larger number of lower horsepower motors used in industry. The Company has put on hold the development of the MCR1 motor control relay (another variation of the CMPR2 designed for motors which require more control features than motor protection features) and the SMPR1 (synchronous motor protection relay). See "- Delay In Production and Development".

         THE SOLARIS PRODUCT FAMILY

         The Solaris product line is a family of feeder breaker relays that are designed to provide protection and control for both electric power utility substations and heavy industrial facilities operating their own substations. The Company believes Solaris' unique design will perform more rapidly than existing products and provide a range of substation protection features that previously have not been available in the Company's target markets. The Solaris feeder breaker relays are installed in electric power substations (which contain transformers and breakers). A transformer is a device that transforms variations of electric current into variations of voltage and current and sends power to different locations over several feeder lines, which, in turn, pass through other, smaller down-stream substations, where power is eventually disseminated to final destinations such as hospitals, office buildings, industrial plants and residential areas. On each such feeder line is a feeder breaker to which relays are attached. The relays tell the breaker to open or shut in response to irregularities in power transmission.

         The Company has developed and is marketing the first model of its Solaris line. The first model "Solaris" (FPR1), is designed primarily for use by heavy industry. Solaris is a solid state digital tripping device for large industrial breakers. It can be programmed to trip the breaker under certain conditions or to send an alarm under other circumstances. The Company anticipates that the Solaris will benefit major industrial operations where there is a multitude of motor-operated equipment (i.e., conveyor belts, paint stations, robotics, machinery), which may be synchronized and where precise monitoring of motor functions is critical.

         In fiscal 1997, the Company had planned development of more sophisticated versions of Solaris, with automatic closure capability when tripped. Also in development were additional features to augment the Solaris products, as customers' needs required, such as under/over voltage protection and direction determination capability. However, the Company anticipates curtailing the development of those products since it has located existing products that are the functional equivalent of the Company's more advanced Solaris products. In the first quarter of 1998, the Company entered into an exclusive distributorship/OEM agreement with a European company that had already developed and was regionally marketing products with the same functional capabilities as the Company's more sophisticated Solaris the Company planned to develop. Those products will be marketed by the Company under its own name and will require certain minor modifications for distribution in the United States; however, the products meet the standards of the Electrotechnical Council, Paris, France, and thus are ready for introduction into foreign markets. The Company and its European counterpart are currently having translated into English the product software, documentation and spec sheets, which is expected to be accomplished during the second quarter of 1998. The factors underlying the Company's decision to enter into such an agreement was two-fold. The Company experienced delays in production of its existing products, which in turn resulted in delays in the development of new products. Further, since the products of the European company were already developed and commercialized, by marketing those products under its own label, the Company anticipates saving at least two years of development time and substantial development costs it would otherwise have incurred in the further development of the Solaris products . Although gross profit margins will be lower, the Company now has a complete line of products without the associated costs and time normally necessary to market new products. As a result, the Company expects to refocus research and development on the next generation of products that are more sophisticated than the Solaris lines.

         THE GENESIS SYSTEM

         The acquisition of Trans-World provided the Company with the technology it had formerly planned to develop as its most advanced Solaris design, the NOVA system. The NOVA product line is a family of feeder breaker relays designed to perform rapidly and provide a range of protection and control for both electric power utility substations and heavy industrial facilities operating their own substations. Trans-World's Genesis system, currently being marketed by the Company, is even more advanced than NOVA. Unlike NOVA, which could only communicate with Apollo products, Genesis interfaces with devices (i.e., relays and other kinds of intelligent power control devices) manufactured by other manufacturers (such as Multilin, Schweitzer Engineering Laboratories, Inc., Apollo, and ABB Industries A.G.) and allows those devices to communicate with each other and to a remote location. The remote location can be accessed via the Internet with Web browser-type technology developed by Trans-World. The Company believes that the Genesis system allows major utilities and industry to operate more efficiently and effectively than with any other presently available comparable equipment. Currently there are two Genesis systems installed at a power automation plant in Singapore and at a power facility in Wisconsin.

         DELAYS IN PRODUCTION AND DEVELOPMENT

         The Company anticipated that beta testing of the CMPR1, and FPR2 and FPR3 products would commence in the second quarter of 1997 and would be ready for commercial marketing in the second and third quarters of 1997. Further, the Company anticipated that its most advanced NOVA relays would commence beta testing in the third quarter of 1997. However, the development, testing and commercialization of these products were delayed for a number of reasons beyond the control of the Company. The Company experienced some difficulty with field units of the CMPR2, which product is the foundation from which the CMPR1 and other motor protection relays are derived. The CMPR2 was designed by a third party consulting firm. The documentation for the product, when turned over to the Company, was not sufficiently detailed or complete, thereby making remedial action and augmentation efforts more difficult and time consuming. In response to customers' requests, the Company added a metering function (which monitors voltage), which was also designed by a third party consultant. Although the CMPR2 functioned properly, the addition of the metering function affected speed and other functions of the CMPR2. After various modifications and tests done in-house by the Company, the Company realized that a major redesign of the hardware was necessary in order to satisfy customer demands and to enhance the product's marketability. Redesigning the hardware also required upgrading the software. Since the product was already developed and being sold commercially, and a number of customers were interested in the metering option, the Company decided to focus its engineering efforts on this feature as a priority. The project, which commenced in August, 1997, was completed in February, 1998. In February, 1998, the Company commenced shipments of the redesigned CMPR2 to US Steel. In addition, orders pending from B&R Technology in England and an outstanding proposal for Trans Asia/Taiwan in Taiwan are currently being processed. The refocusing of engineering on the further enhancement of the CMPR2 caused delays in the further development and testing of other products and their commercialization. Although the Company believes that all issues regarding the CMPR2 product have been resolved, there is no assurance that new issues will not arise in the field which would require further modification, testing and delays in products.

         The Company also experienced some difficulty with the FPR1 (Solaris). Although the units worked in the field, the Company realized that there were specific requirements of customers that needed to be addressed so that the product would meet more of their needs. By way of example, one such feature implemented by the Company was the addition of a battery back-up circuit (in the event of a total power shutdown, the feeder protection relay would have its own back-up power system so that it would not lose recorded information regarding voltage, power surges, and other monitoring information). Once installed, however, there were other modifications that were required as a result of the introduction of the new feature, which involved much trial and error in the field during the last quarter of 1997. As the Company identified and corrected each issue, a new problem sometimes would emerge. As is the case with many new product introductions, many problems cannot always be identified or duplicated in the lab. The various issues that arose were compounded at times by the customers' handling of the equipment in their routine maintenance, or arising from their unique circumstances such as malfunctioning motors. These factors made it more difficult for the Company to isolate the root cause of a problem and effectively trouble shoot. The Company focused its full resources on each problem until each one was resolved. In some instances, the root cause of the problem was not initially identified or corrected, and therefore, some problems were recurring and, resulting in duplication of efforts. During this process, management concluded that improvement of the Company's quality control systems was necessary. A team of 6 engineers was established as a "quality circle" to identify and correct root causes for each reported product issue and to audit the results of modifications made to ensure the modifications were successful without creating other product issues. Although the FPR1 is marketable in its current form, the Company is in the process of adding mechanical features requested by customers. The changes that will be made to the FPRI should provide for a more reliable product. The Company recently completed the engineering phase and expects to commence testing during the second quarter of 1998 and depending on testing results, expects to commence marketing the revised product during the second or third quarter of 1998.

         The Company also discovered that it had underestimated its engineering resources and was required to hire additional engineering personnel to resolve production and development issues.

The Company discovered that there is a limited pool of qualified engineers in Central Florida and there is competition for qualified personnel not only in Central Florida, but nationwide. However, the Company has recently hired several highly qualified software engineers to fill its current and near term future needs. The Company continuously looks for qualified technical personnel in an effort to augment its current knowledge pool and to avoid future delays resulting from normal attrition.

         The time involved in redefining its quality control program, the Company's limited engineering resources, and the time involved in modifications made to all units in process as well as in finished goods, impacted new product development schedules. Now that these issues have been addressed, management believes that in the long-term, the time that the Company took to improve its quality controls and to focus on certain product features justified the delay in production and will result in smoother operations and better and more reliable products.

         Development was further delayed by the inability of some third party manufacturers to perform as required. Delays in delivery from the manufacturers resulted in delayed delivery of products to the field where problems could have been detected and addressed sooner. Further, as indicated above, products or features designed by third party consultants had to be redesigned by the Company. As a result, the Company hired additional engineering and production personnel, acquired additional testing equipment, and leased additional facilities in order to bring product design, manufacturing and assembly in-house. Currently, all manual assembly is done at the Company. However, the Company still relies on third parties for automated manufacturing/assembly functions until it acquires the necessary equipment.

         The Company has refocused its engineering resources to the CMPR1, which is expected to be released commercially during the second or third quarter of 1998. As a result of the Company's experience with the CMPR2 and FPR1, many of the issues encountered with those products have been corrected in the design of the CMPR1.

         The Company, being cognizant of the fact that its product development schedules have been delayed, has entered into an agreement with a foreign protective relay manufacturer that will provide the Company additional products to sell that are equal in function to the FPR2, FPR3 and other Solaris products. This will enable the Company to market proven technology immediately while continuing to develop strategically positioned advanced products. See "--The Solaris Product Family," above.

         Although the Company believes that it has resolved functional and quality control issues with its commercialized CMPR2 and FPR1 products, there is no assurance that new issues regarding those or other products will not arise in the future. Any delays in production and marketing as a result of new problems with existing products or products in development may demand more financial and other resources then available to the Company, which will have a material adverse effect on the Company and its operations.

MANUFACTURING AND MATERIALS

         The Company develops and designs its products, the associated test procedures and produces assembly and operations manuals for customers' use. The Company had been out-sourcing production; however, the Company experienced difficulties with deliveries by manufacturing subcontractors. To have more control over production schedules, the Company leased its own manufacturing facility near its headquarters and currently handles in-house all manual phases of production and assembly. The Company is in the process of locating equipment for the automated phases of production for which it still relies on third parties. The Company may purchase or lease the equipment or may acquire a business engaged in contract manufacturing that has the necessary automated equipment. Until the Company is successful in acquiring such a business, or purchasing or leasing the equipment on terms acceptable to the Company, the Company will continue to rely on third party manufacturers for the automated phase of the manufacture of product components. In addition to the development, manufacture and sale of its own products, the Company plans to sell products of other manufacturers as an original equipment manufacturer ("OEM"). The Company also intends to contract to develop products for third party manufacturers. Further, the Company plans to increase revenue by maximizing use of its manufacturing facilities and is therefore actively seeking customers to whom it can provide assembly services. The Company anticipates that those services will extend to automated manufacturing for third parties once the Company acquires the requisite equipment.

         During the fourth quarter of 1997, a substantial portion of the Company's manufacturing resources were focused on numerous engineering changes required to correct problems encountered with products in the field. This required modifications to all units in process as well as in finished goods.

         The Company purchases raw materials for its products from approximately fifteen suppliers. Since industry standard components are typically used to produce the Company's products, there are many sources for raw materials and the Company is not dependent on any one supplier of materials. Suppliers for custom components, such as printed circuit boards, can be quickly tooled in the event of an interruption in supply by the Company's current vendors. However, there is competition for certain high technology hardware components, resulting in suppliers allocating products to customers. During fiscal 1997, the Company experienced delays in deliveries of certain components by suppliers as a result of high demand in the industry. When issues were encountered in the field with its FPR1 and CMPR2 units, replacements had to be sent immediately, requiring additional inventory. Inventory was further inflated when orders were cancelled and units built specifically for contracts could not be shipped. See "--Sales and Marketing," and "Management's Discussion and Analysis of Financial Condition and Operations - Functional Issues with Product." Due to long material lead times, the Company also received some components to be used in the production of the CMPR1, expected to be released in the second or third quarter of 1998. When the opportunity arises, the Company stocks additional inventory of certain products and components in order to have sufficient quantities on hand to meet production schedules. Thus, there may be a lag time between stocking of inventory and moving that inventory in production. To the extent that the Company is unable to maintain adequate inventories, its business will be adversely affected.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 1996 and December 31, 1997, the Company spent approximately $334,750 and $479,992, respectively, on research and development. The Company expanded its engineering department to focus on research and development of additional products, modification and enhancement of existing products. Although the Company hired additional technical personnel, the Company constantly seeks out opportunities to hire highly qualified software and hardware engineers. The timing and ultimate success of development of new products is dependent, in part, on the Company's ability to attract and retain qualified technical personnel.

PATENTS AND COPYRIGHTS

         The Company has not yet filed patent applications in connection with its products since it has focused must of its efforts during the third and fourth quarters of 1997 on product modification and enhancement. Although the Company has not determined whether various products are patentable as a whole, or even whether it can obtain patents and copyrights on certain components, the Company plans to obtain copyrights and patents on the various modules of the overall system that it develops, which the Company anticipates will provide an effective barrier to infringement by third parties. However, the patent process is long and complex, and there is no assurance that the Company will be successful in obtaining patents on any or all of its products. There may be other, similar products currently being developed or subject to superior patents or copyrights, thereby subjecting the Company to potential liability claims based on patent or copyright infringement.

SALES AND MARKETING

         The Company's sales have been affected by its inability to deliver, initially caused by delivery delinquencies by raw materials suppliers and contract manufacturers. There were also quality problems with components produced by the contract manufacturers. Sales were further impacted by operational problems encountered with the Company's products once they were installed in the field. See " - Products." Therefore, the Company could not fully implement its sales and marketing programs until these issues were corrected. With the leasing of its manufacturing facility and the problems with its released products addressed, the Company is moving forward with its planned sales strategy. Domestically, the Company has established three regional sales managers who are concentrating on developing strategic accounts such as large industrial and utility facilities. The regional sales managers work domestically with independent representatives to give the Company greater coverage and distribution of its products.

         Internationally, the Company works with five independent distributors in certain strategic markets throughout the world. The Company also concentrates on developing strategic accounts through its in-house international sales department. The Company expected to begin volume shipments to its distributor in China during the fourth quarter of 1997 and in that regard initially produced 350 FPRI units and began accepting delivery of components for 350 CMPR1 units for delivery under that agreement. However, various factors impeded shipments. As discussed above, the Company faced certain delays in production from third party manufacturers and additionally focused resources on the remediation of existing products and improving its quality controls. In addition, the distributor was to have established a letter of credit, which has not yet been done due to delays in qualification testing by a China national agency and delays in obtaining a selling certificate required by the Chinese regulatory authorities. While the distributor has indicated to the Company that it has developed some business with significant volume potential, the distributor is unwilling to stock product as originally agreed in the contract due to the aforementioned issues. Representatives of the Company and representatives of certain Chinese industry and utility facilities have met for further discussions both in China and at the Company's headquarters in Florida. While the anticipated volume has been slow in developing, the Company believes that if it is successful in obtaining acceptance of its products by Chinese industry and its national electric utility, the opportunity for substantial volume exists. However, in the interim, the Company anticipates shipping the existing units to other customers and plans not to produce any further units under the agreement until a letter of credit is in place or other arrangements are agreed to between the parties.

         The Company is also focusing on forging contractual relationships with original equipment manufacturers ("OEMS") and permit them to put their own labels on certain of the Company's products. The Company anticipates that most OEMS will require the Company to enhance existing products or develop new products pursuant to OEM specifications, which will entail an expenditure of time and resources by the Company before it receives orders from the OEM.

         In January, 1996 the Company entered into its first OEM agreement with Phasetronics, Inc., a manufacturer and distributor of solid state power and motor control products, some of which are distributed under the "Motortronics" label. Under the agreement, the Company supplies its CMPR motor protection relays to the Phasetronics, on a non-exclusive basis, who in turn distributes the relays worldwide under its own Motortronics label. The agreement has a term of two years and to date, the Company has sold 24 relays under this agreement and has received a purchase order for another 100 relays, delivering 30 units during the three months ended March 31, 1997. Delivery of the remaining 70 units is yet to be scheduled.

         The Company entered into a second agreement with Phasetronics pursuant to which the Company agreed to design a solid state digital starter module (inclusive of communications control software) according to specifications supplied by the OEM. The OEM expects to use the module in the development and marketing of a digital soft start device for motors. The module has been completed and delivered to the customer. Although the Company does not have any current plans to enter into similar product development arrangements with other companies, preferring instead to sell completed products to the OEM market, in the future the Company may enter into agreements with third parties to develop specific products for them.

         The Company expects to enter into similar arrangements with other OEMS. The Company believes that this marketing effort will give the Company exposure to some of the largest users of electric motor power in the United States.

         The Company also intends to sell products of other companies as an OEM. In the first quarter of 1998, it entered into an exclusive agreement with a European company that has developed and manufactures feeder protection relays that are the functional equivalents of certain of the Company's products that were still in development stage. Both companies are in the process of translating software programs and product literature into English. The Company expects to sell the products internationally and domestically and to implement this agreement during the second quarter of 1998. See - "Products."

         As the Company diversifies its customer base in 1998, it will have less dependence on any one customer. The majority of the Company's 1997 sales were allocated between US Steel, Phasetronics, and Solistate.

Phasetronics, an OEM, resells the Company's products to numerous end users. The loss of any one of these customers during the Company's growth could have a material adverse effect on the Company. Although the Company suffered a setback in South Africa sales in 1997 as a result of product problems in the field, the Company believes the issues have been resolved and has begun to ship products to customers in South Africa. In order to do business effectively and efficiently in South Africa, the Company works through a distributor located there, Jeanelec. This distributor has, as its sole registered member, Jean Louw who is the wife of Donald Louw, the Company's Vice President of International Sales. In addition to South Africa, the Company currently has orders for customers in Taiwan, Panama, England, and the United States.

COMPETITION

         The Company faces competition from manufacturers of the existing technology products currently used by the electric power protection and control market. Companies such as General Electric, Siemens A.G., GEC Alsthom, Inc., and ABB Industries A.G., are established companies which control a substantial share of the domestic and international market for motor control and relay products and have greater name recognition and financial resources than the Company. Although the Company believes it has no current competitor manufacturing high technology products similar to the CMPR or NOVA, there is no assurance that such competitors will not engage and further they may have more resources than the Company for development, manufacturing and marketing their products.

EMPLOYEES

         As of December 31, 1997, the Company had thirty-eight employees, comprised of 13 engineers, 7 marketing and sales personnel, 10 production, 1 technical, and 7 administrative personnel, all of which are full-time employees. The employees are not represented by a union. Subsequent to December 31, 1997, the Company restructured staffing to streamline costs and maximize its personnel resources, which resulted in a staff reduction of 7 employees.

GOVERNMENT REGULATION

         To the Company's knowledge, the Company's products are not subject to governmental regulation in the United States. To the Company's knowledge, there are no specific foreign governmental regulations covering its products in the countries in which it presently contemplates selling its products. However, in such foreign jurisdictions, the products are regulated by generally applicable important and currency control regulations.

INSURANCE

         The Company maintains $1 million in product liability insurance coverage in addition to $1 million general liability insurance coverage. The Company does not have errors and omissions insurance at this time, but it does have Directors and Officers Insurance

ITEM 2.  PROPERTY

         The Company's facilities are located at 6542 North U.S. Highway 41, Apollo Beach, Florida 33572 where it leases its office and plant space comprising approximately 7,230 square feet. The lease expires as to 5,630 square feet on March 31, 1999 and expires as to approximately 1,600 square feet on October 31, 1998. The lease provides for a monthly rental of $6,873.26. However, in April 1996, the landlord gave the Company a $20,000 credit toward the rent in exchange for 21,366 shares of the Company's Common Stock, which credit is being off-set against the rent at $555.56 per month. The landlord is not affiliated with the Company or any of its directors or officers.

         On September 1, 1997, the Company leased an 8,000 square foot manufacturing facility near its headquarters. The lease expires August 31, 2002, subject to renewal for an additional two years. The lease provides for base rent of $50,000 per year, plus annual increases equal to the lesser of 10% or the increase in the consumer price index. The lease also provides for additional rent for common charges, real estate taxes and insurance, plus sales tax, for an aggregate initial amount of $16,612 per year, with similar increases and a deposit of $8,333. In connection with the lease, the Company issued 7,321 shares of common stock to the lessor, valued at $6.00 per share, in exchange for the first eight months of base rent, sales tax and the deposit. The Company has spent approximately $50,000 for improvements to the facility by installing production benches, wire fencing to secure its raw materials, shelving and other equipment to facilitate manual assembly operations. Currently, approximately 60% of the space is utilized for production. When the Company acquires and installs equipment for the automated phase of production, the Company expects the facility to be fully utilized.

         The Company's subsidiary, Trans-World, is located at 15325 Roosevelt Blvd., Suite 209, Clearwater, Florida where it leases 3,800 square feet of office, production, and development space. The lease expires on November 30, 2000, with an annual rental for 1998 in the amount of $25,900. Monthly rental of $2,100 plus sales tax increases $100 on June 1st of each year.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's subsidiary, Trans-World, and certain of its employees, and Chihkai John Tang, President of Trans-World and a director of the Company, are defendants in a suit instituted by Tasnet, Inc. ("Tasnet") in or about May 1997 in the Circuit Court for the 6th Judicial District of Pinellas County, Florida. The plaintiff's complaint seeks injunctive relief and unspecified damages against certain employees of Trans-World based upon their alleged violations of covenants not to compete and against Trans-World and Mr. Tang for tortious interference with contractual relationships between Tasnet and the defendant-employees, and, seeking to enjoin Trans-World from marketing its products and disgorgement of profits from sale of its products. Trans-World and the other defendants have denied liability. Mr. Tang and the other selling shareholders of Trans-World have agreed to indemnify the Company against any losses incurred in connection with this litigation and plan to vigorously defend the lawsuit. Trans-World and the Company believe that the lawsuit is without merit. However, there can be no assurance as to the outcome of the litigation. A result adverse to Trans-World would have a material adverse impact on the Company's business.

         There are no other legal proceedings pending to which the Company or any of its property is subject, and to the knowledge of the Company, there are no such proceedings threatened. There can be no assurance that any future legal proceedings will not have a material adverse effect on the Company's business, reputation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the Company's shareholders for approval during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

         Until April 2, 1998, the Company's Common Stock and Public Warrants were traded on the Nasdaq SmallCap Market under the symbol "AIOD." However, on April 1, 1998, the company was advised by The Nasdaq Stock Market, Inc. that the Company's securities listing would be deleted effective April 2, 1998. The Company was not in compliance with the Nasdaq SmallCap Market's minimum net tangible asset requirement of $4,000,000. However, the Company is currently listed on the NASD OTC Electronic Bulletin Board Service under the symbol "AIOD." This service allows market makers to enter quotes and trade securities that do not meet Nasdaq qualification requirements. The following table sets forth the high and low bid prices as provided by Nasdaq for the periods indicated. The Company closed its initial public offering on July 16, 1997 and therefore information reported for the period ending September 30, 1997 does not reflect a complete quarter. Such information represents quotations between dealers in securities, without retail mark-up, mark-down, commissions or adjustments and may not represent actual transactions.

                                             --------------------
                          PERIOD OR
                        QUARTER ENDED          HIGH       LOW
                   -----------------------   ---------  ---------

                   COMMON STOCK
                   ------------
                        September 30, 1997    $   7.19   $   6.50
                        December 31, 1997     $   4.31   $   4.31

                   WARRANTS
                   --------
                        September 30, 1997    $   2.38   $   2.13
                        December 31, 1997     $   2.25   $   1.50


HOLDERS.

         As of April 1, 1998, there were approximately 14 holders of record of the Common Stock and 5 holders of record of the Public Warrants. The Company believes that it has in excess of 250 beneficial owners of its Common Stock and in excess of 200 beneficial owners of its Public Warrants. On April 8, 1998, the closing bid and asked prices of the Company's Common Stock as quoted on the OTC Electronic Bulletin Board were $1-7/8 and $2-1/2, respectively.

DIVIDENDS.

         No cash dividends have been declared by the Company. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

USE OF OFFERING PROCEEDS

         On July 10, 1997, the Company's registration statement (file no. 333-18071) for its initial public offering ("IPO") was declared effective by the Securities and Exchange Commission. The managing underwriter for the Offering was May Davis Group, Inc. On July 16, 1997, the IPO was successfully completed resulting in the issuance of 800,000 shares of Common Stock and 800,000 Warrants, for an aggregate gross purchase price of $4,200,000. On July 23, 1997, the underwriter exercised its over-allotment option for an additional 120,000 Warrants for an aggregate gross purchase price of $30,000. From the proceeds of the IPO and Warrant over-allotment, the Company received approximately $3,162,000 million net of the following expenses incurred in connection with the
IPO: underwriting commissions: $423,000; underwriters' non-accountable expenses:
$126,900; underwriters' accountable expenses: $8,123; printing expenses:
$150,000; legal fees and costs of issuer's counsel: $176,217; blue sky legal fees and expenses: $51,625; accounting fees: $106,468; transfer agent fee:
$3,500; filing fees: $16,835; and other: $5,000.

         As of December 31, 1997, all IPO proceeds had been utilized by the Company as follows: $154,222 for product development and engineering (including engineering salaries); $147,496 for product marketing and promotion; $257,241 repayment of a revolving line of credit with Queensbury, Inc.; $23,000 consulting fee to Frank J. Mancini, a director and shareholder of the Company; $106,627 loan repayment and operational expense reimbursement to Christine Clewes and $35,563 operational expense reimbursement to David Clarke, each of whom is an officer, director and principal shareholder of the Company; $84,000 to May Davis Group, Inc. for consulting; approximately $77,000 loan and interest repayment and $37,500 in consulting fees to a relative of an employee-officer; $156,011 for repurchase of accounts receivable from Queensbury, Inc.; $125,000 loan and interest repayment to affiliate of Willard S. Holt III, a director; and $1,883,672 for working capital (which includes $1,461,000 payment of trade and accounts payable).

         The Company spent more on working capital than anticipated due primarily to (a) the re-engineering, re-testing and re-manufacturing of its commercialized products; and (b) increasing component inventory and increasing product inventory in anticipation of orders from South Africa and China (which orders for China have been delayed, or in the instance of South Africa, some orders were cancelled for a period of 12 months as a result of product issues). The result of the foregoing was an improved CMPR2 and FPR1, which improved technologies form the basis for variations of products currently in development. Prior to the closing of the public offering, Messrs. Clarke, Holt and (a relative of) Swatland and Ms. Clewes advanced to the Company approximately $233,000 for working capital which was used primarily for trade payables and inventory, and which advances were repaid from IPO proceeds.

CHANGES IN SECURITIES

         On November 24, 1997, the Company issued 240,000 restricted shares of its Common Stock to the shareholders of Trans-World in connection with the Company's purchase of Trans-World. The shares were valued at $5.40 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act") because the transaction did not involve a public offering, the investors were given information about the Company and were afforded an opportunity to ask questions of the Company's management, the securities were acquired with investment intent and the certificates bear a legend accordingly. The shares are subject to a lock-up until July 10, 1999.

         In November 1997, the Company issued a total of 3,000 restricted shares of Common Stock in respect of a sale to three investors at $3.50 per share. The shares were issued in reliance on Section 4(2) of the Act because the transaction did not involve a public offering, the investors were given information about the Company and were afforded an opportunity to ask questions of the Company's management, the securities were acquired with investment intent and the certificates bear a legend accordingly. The shares are subject to a lock-up until October 20, 1999.

         On November 20, 1997, the Company issued a restricted common stock purchase warrant to Polynos Investments, N.V. in connection with an advance of working capital funds for acquisition of inventory to the Company. The warrant is exercisable for 50,000 shares until November 20, 2002 at $5.50 per share, subject to adjustment under anti-dilution provisions. The warrant was issued in reliance on Section 4(2) because the transaction did not involve a public offering, and the warrant was acquired by an accredited investor with investment intent and the warrant bears a legend accordingly.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF DECEMBER 31, 1997 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL

FUNCTIONAL ISSUES WITH PRODUCT

         Sales were impacted by problems encountered with products installed in the field. When new products are installed, they experience conditions which cannot always be duplicated in the laboratory. Such was the case with the FPR1 and CMPR2. As products were installed, a number of issues were discovered such as the loss of calibration over a period of time, improper relay reaction due to transients, inputs or outputs not working properly because of mechanical interface failure. In some cases, customers improperly wired or programmed the units and in other cases did not realize the unit was functioning properly because they were accustomed to old electro-mechanical relay operation. The customer assumed the problem to be with the product until it could be proven otherwise. During this period, the engineering department worked around the clock to solve problems as they were discovered. Changes were immediately implemented and replacement units sent to the field. Because of the quick response required to meet customer demands, sufficient testing could not be done to assure the root cause had been properly identified and resolved and problems reoccurred later. This was the case with units shipped to Jeanelec, Solistate, Drive Dynamics and City Utilities of Springfield. The pressure to respond immediately created confusion and problems with internal paperwork. Extensive infrastructure and internal controls had not yet been established since the Company was just emerging from a development stage. Ongoing problems resulted in the cancellation of orders by some end customers or delays in payment until units were fully functional. In some of cases customers felt the problems would be resolved and preferred the Apollo product, however, they could not delay commissioning a substation until reliability was proven so competitors products were installed to meet their immediate needs. Some of these were annual contracts as is the case with City of Johannesburg, City of Roodepoort, and Kimberly Municipality. Once orders for Apollo products were cancelled, the opportunity to sell product to those customers was missed for twelve months.

         A Quality Committee or Quality Circle was formed to analyze through various statistical and analytical tools, all of the problems experienced in the field and determine and correct all of the root causes for defects. New product development was delayed until this process was completed on the existing products (FPR1 and CMPR2). Field testing of the improved version of the CMPR2 products has proven the problems encountered in the field have been addressed and corrected. The Company has engineered additional mechancial features to the FPR1 which the Company expects to test during the second quarter of 1998, and subject to test results, expects to commence marketing in the second or third quarter of 1998.


         To prevent further errors in paperwork, shipments being billed incorrectly, or not at all, the Company is in the process of implementing significant changes and improvements to its infrastructure, systems, and internal controls.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected historical operating results for the Company as a percentage of net sales.

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                         ---------------------
                                                          1996           1997
                                                         ------        -------

Net sales                                                 100.0%        100.0%
Costs of goods sold                                        67.1%       89.4.5%
                                                         ------        ------
Gross profit                                               32.9%         10.6%
Research & development, selling,                          538.7%       2744.9%
                                                         ------       -------
  General & administrative expenses
Loss from operations                                     (505.8)%     (2734.3)%


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net product sales decreased $192,385 or 65.3% from $294,734 in 1996 to $102,349 in 1997. The decrease in sales resulted initially from the Company's inability to fill existing orders due to the financial constraints placed on the Company prior to its initial public offering, which was completed on July 16, 1997. Subsequent to the Offering, the shipment of products was further delayed when the Company, which did not have its own manufacturing facility, outsourced the production of units to two manufacturing subcontractors. In both cases, the subcontractors did not perform satisfactorily putting the Company in the position of having to quickly secure its own manufacturing facility. This was accomplished in September, 1997, but the Company had to continue to rely on outsourcing its automated operations until the necessary equipment could be put in place. The combination of financial constraints coupled with the Company's inability to timely produce and ship products against back orders caused most of the orders in house to be cancelled. Although many of these orders were shipped to South Africa based upon orders received or anticipated, the delay in shipment as well as technical issues caused most of the units to be returned from South Africa. Credits have been issued for all of the units returned. The Company believes it has corrected both its manufacturing operations and technical issues and has begun to ship replacement products. In response to feedback from the market, the Company has taken this time to improve its equipment including new features such as battery backup of fault data and blocking trip functions during a unit power cycle.

         COST OF SALES. The cost of sales for the year ended December 31, 1997 in the amount of $91,455 was $106,348 less than the comparable prior year period. As a percentage of sales, however, 1997 costs were 89.4% whereas 1996 costs were 67.1% of net sales. Increased manufacturing costs, including increases in labor and overhead, were the primary causes of the higher costs in 1997. Production difficulties during the year with manufacturing subcontractors who did not perform satisfactorily led the company to lease an 8,000 square foot manufacturing facility in order to bring its production in house. The hiring of additional personnel and the related manufacturing learning curve was also a contributing factor to the higher cost of sales as a percentage of net sales that the company faced in 1997 as compared to 1996. These higher costs will be reflected in higher cost of sales and lower than normal gross profit margins for the products the Company will deliver during 1998. Current costs, however, are being reduced through overhead reduction increased volume, production efficiencies, and the recent purchase of a wave soldering machine which will help decrease the cost of manufacturing the Company's products.

         GROSS PROFIT. Gross profit in the amount of $10,894 for 1997 was $86,037 less than the previous year results. As a percentage of net sales, the years ended December 31, 1997 and December 31, 1996 produced gross profit of 10.6% and 32.9% respectively. As stated above, higher manufacturing costs including increased labor and overhead, combined with production's learning curve late in the year were the primary factors effecting gross profit margins in 1997 as compared to 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees to support technological product development. Costs of software to be sold and incurred after technological feasibility has been established and available for general release are capitalized. Salaries and other material costs are expensed. The Company believes that continuous development will occur for new products and to enhance and upgrade existing products to provide an extra package of protective relay products for the Company's heavy industrial and utility customers.

         For the year ended December 31, 1997, the Company incurred research and development costs in the amount of $479,992, consisting primarily of salaries and consulting fees to support technological product development. For the year ended December 31, 1996, these costs were $334,750. This increase of $145,242 or 43.9% is mainly attributed to higher engineering salaries due to an increase in its engineering staff and contract labor. These increases were offset in part by the reduction in outside consulting and engineering services which enabled the Company to provide more of its own research and development in house. Also contributing to the increase in 1997 costs over 1996 were greater charges to research and development for expenses pertaining to the improvement to its feeder protection relay such as battery backup of fault data and blocking trip functions during a unit power cycle. This, along with the extensive rework that was required to correct issues that developed in the field contributed to the increase in expenses. When new products are installed, they experience conditions that cannot always be anticipated or duplicated in the laboratory. Such was the case with the FPR1 and CMPR2. As products were installed, a number of issues were discovered such as loss of calibration over a period of time, improper relay reaction due to transients, inputs or outputs not working as anticipated because of mechanical interface failure. In some cases, customers improperly wired or programmed the units, and in other cases did not realize the unit was functioning properly because they were used to old electro-mechanical relay operation. The customer assumed the problem to be with the product until it could be proven otherwise. During this period, the engineering department worked around the clock to solve these issues as they were discovered. Changes were immediately implemented and replacement units sent into the field.

         GENERAL, SALES AND ADMINISTRATIVE EXPENSES. General, sales and administrative ("GS&A") expenses for the twelve months ended December 31, 1997 and December 31, 1996 were $2,329,396 and $1,253,031 respectively. This increase of $1,076,365, or 85.9%, while extremely significant, was primarily due to the transition undertaken by the Company in going from a development stage company with no infrastructure to an operating company. During 1996, the Company was primarily in its development stage and had minimal infrastructure. Through most of 1997, the Company proceeded to slowly build the infrastructure, secured its own manufacturing facility, developed sales and marketing literature, hired several regional sales managers and other personnel as needed. Because of the transition from a development stage company to an operating company, the increase in GS&A expenses of $1,076,365 is not comparable. Some of the major increases included amortization of deferred software costs, depreciation expense, advertising and public relations, contract labor, payroll and payroll taxes, rent, office supplies, telephone, trade shows, and travel expenses. However, once the Company realized that sales would be developing slower than anticipated, it embarked on a cost reduction program in December 1997 which continued into 1998. In order to reduce its payroll and payroll related costs, the Company eliminated certain personnel positions at the start of 1998 and combined other positions and responsibilities as it deemed necessary. The Company had thirty-eight full time employees prior to undertaking its cost reduction program. Seven employees, or 18.4% of its personnel were terminated, and through a combination of salary reductions and the replacement of one position at a lower cost, further reductions to the Company's overall payroll was achieved. The net dollar effect of these changes which will be realized in 1998 amounted to approximately $450,000 on an annual basis. However, productivity and operations have not suffered due to this reduction in personnel or realignment in job responsibility.

         INTEREST EXPENSE AND AMORTIZATION OF DISCOUNT AND DEFERRED FINANCING COSTS. Expenses increased from $189,882 in 1996 to $241,651 in 1997. The increase of $51,769 was due primarily to greater interest expense incurred in 1997 over 1996 based upon the borrowing needs of the Company for additional operating capital.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

         The Company's principal sources of capital have been the sales of its equity securities in the form of an initial public offering of common stock which occurred on July 16, 1997, proceeds from the stockholders loans, proceeds from the Company's line of credit, and the proceeds from other loans payable.

         The Company's negative cash flow from operating activities was $3,961,770 in 1997 compared to $1,521,230 in 1996. The decrease in cash from operating activities from 1996 to 1997 resulted primarily from the loss sustained due to low sales and high costs reflective of the need to build an infrastructure and transition from a development stage company to an operating company. See "--Functional Issues with Product," "Business--Sales and Marketing," "Business - Products." Also contributing to the negative cash flow from operating activities was the capitalization of software costs and increased levels of inventory. This decrease was partially offset by amortization of deferred software costs, depreciation, increase in cash from accounts receivable, and trade payables.

         The Company received $4,190,407 in 1997 from financing activities compared to $1,656,808 in 1996. Net proceeds from an initial public offering of common stock which occurred on July 16, 1997 in the amount of $3,246,482 was the primary reason for the increase. In addition, capital requirements were also funded by the proceeds from stockholders loans, proceeds from the Company's line of credit, and proceeds from other loans payable. Offsetting these increases were the payment of stockholders loans, payment of the line of credit, payment of other loans payable, and the repurchase of accounts receivable.

         The Company used $221,136 in investing activities in 1997 consisting of the investment in Trans-World Powernet, Inc., and the purchase of fixed assets net of equipment notes payable.

         The Company's learning curve and production problems encountered in the past resulted in higher costs than anticipated, which will be reflected in a higher cost of sales and continued pressure on gross profit margins for the products the Company will deliver during 1998. Thus, the Company may not show profitability during 1998 and could show losses at the end of the 1998 fiscal year. Further, the Company is seeking immediate additional financing for operations and to further fund product development and expansion. Such additional capital may be accomplished through equity or debt financings. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company and the Company may have to curtail its operations. Additional equity financing may involve substantial dilution to the interests of the Company's stockholders.

SUBSEQUENT EVENTS

         In March 1998 the Company received an informal letter inquiry from the Securities and Exchange Commission ("SEC") requesting copies of certain documentation. The letter indicated that the inquiry was confidential and should not be regarded as an indication by the SEC that any violation of law has occurred, or as a reflection upon the merits of the Company's securities or upon any person or entity who effected transactions in the Company's securities. However, although the inquiry is informal, there is no assurance that a more formal inquiry will not follow. As a result of the preliminary nature of the inquiry, the Company is unable to preduct whether this will result in adverse consequences to the Company.

         During the first quarter of 1998, the Company borrowed a total sum of $750,000 from Oak Point Investments, Inc. and an additional $250,000 from individual lenders for aggregate loan proceeds of $1,000,000. The loan is secured by the Company's inventory and accounts receivable. The Company issued convertible promissory notes that accrue interest at 8% per annum. Interest only is payable monthly on $750,000 and quarterly on $250,000 commencing March 31, 1998. The $750,000 loan matures on March 31, 2000, and the balance matures $100,000 on January 28, 2000, $100,000 on February 5, 2000, and $50,000 on
February 10, 2000.

         The notes are convertible, at the option of the holders commencing 90 days from the date of the notes, into the Company's Common Stock at a conversion rate of $3.25 per share (divided into the then outstanding principal balance plus accrued and unpaid interest on the date of conversion).

         In January 1998 and February 1998, the Company issued restricted common stock purchase warrants to a consultant, East Jet, Inc. One warrant is exercisable for 300,000 shares at $3.00 per share commencing July 11, 1999 and expiring January 14, 2003. The other warrant is exercisable for 325,000 shares at $3.25 per share commencing July 11, 1999 and expiring February 8, 2003.

         In April 1998, the Company again assessed its staffing needs for the immediate future and instituted an overall plan to further streamline costs and maximize its personnel resources. In that regard, the Company plans to restructure salaries of certain management and sales personnel, including that of David W. Clarke, the Company's President and Chief Executive Officer, whose annual salary was reduced to $100,000 from $150,000 commencing in April 1998. Further, the Company plans on instituting additional staff reductions and restructuring of responsibilities to stem overlapping job duties. The Company believes that the resulting staff will be sufficient for its immediate and near term needs. The Company will assess its staffing needs periodically as it grows its business.

ADDITIONAL FACTORS TO CONSIDER

         FORWARD LOOKING STATEMENTS. Statements contained in this Report that state the Company's or management's anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical in fact or which apply prospectively are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements contained in this document reflect the management's opinions only as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control and cannot be predicted or quantified. It is important to note that the Company's actual results could differ materially from those expressed in, contemplated by, or underlying any such forward looking statements, including without limitation those factors discussed below and elsewhere in this Report. Additional information concerning these or other factors which could cause actual results to differ materially from those in the forward looking statements is contained from time to time in the Company's other filings with the Securities and Exchange Commission. Copies of those filings are available from the Company and/or the Securities and Exchange Commission.

         LIMITED REVENUES; DEFICIT; POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN EMPHASIZED IN AUDITOR'S REPORT. The Company was formed in November 1994 and had a deficit of $2,153,025 as of December 31, 1996 and a deficit of $5,193,172 as of December 31, 1997. Potential investors should be aware that unanticipated problems, many of which may be beyond the Company's control, are commonly encountered by companies seeking to commercialize new products. These include, but are not limited to, unexpected delays in product development; marketing and customer support problems; increased competition; lack of credibility with customers and suppliers; and technical obsolescence. As discussed in this Report, the Company has experienced difficulties in many of these areas during 1997. Further, the Company had no significant revenues prior to October 1996, had limited revenues of $102,349 for the fiscal year ended December 31, 1997, and for the fiscal years ended December 31, 1996 and 1997, had net losses of $1,565,704 and $3,040,145, respectively. There is no assurance that the Company will ever generate sufficient revenues to meet expenses or be profitable. The Company's independent auditors have emphasized the possible inability of the Company to continue as a going concern in their audit report.

         SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL FINANCING. The Company has had significant working capital deficits of $541,359, and $874,419 at December 31, 1996 and December 31, 1997, respectively. The Company's capital requirements in connection with the design, development and commercialization of its products have been and will continue to be significant. To date, the Company has been substantially dependent upon loans, as well as a public offering and private placements of its debt and equity securities, to finance its working capital requirements. The Company anticipated that the proceeds from its initial public offering would provide sufficient working capital until the Company was able to expand its marketing and complete development of certain products. However, unanticipated delays in production, shipping and product development occurred which focused the Company's attention and monetary resources on enhancement and improvement of developed products. Thus, the Company's full-scale marketing activities were curtailed as was the completion of development of new product and software applications. Since the IPO, The Company was required to seek additional funding through loans in the approximate amount of $1,256,853 at December 31, 1997 and an additional $1,000,000 during the first quarter of 1998. Although the Company believes it has resolved problems with existing products, has implemented reduction of overhead, and has in place an agreement to sell as an OEM additional related products, until the Company is able to generate sufficient sales to cover its overhead, the Company must be successful in obtaining additional financing or it could be required to curtail its activities. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

         TECHNOLOGICAL FACTORS; UNCERTAINTY OF PRODUCT DEVELOPMENT AND COMMERCIALIZATION. Although the Company has completed the development of the technological aspects of certain of its products, which it believes now perform the principal functions for which they have been designed, the Company has had limited commercialization of its products for a limited number of users. Accordingly, there can be no assurance that, upon widespread commercial use, if any, these products or other products currently being developed by the Company will satisfactorily perform the functions for which they have been designed or that they will operate satisfactorily. In response to technological changes and customer requirements, the Company continuously engages in product refinement., enhancement of existing products, and development of additional products. Product development, commercialization, and continued system refinement and enhancement efforts remain subject to all of the risks inherent in development of new products based on innovative technologies, including unanticipated delays, expenses, technical problems, or difficulties, as well as the possible insufficiency of funds to implement development efforts, which could result in abandonment or substantial change in product commercialization. The Company's success will be largely dependent upon its products meeting targeted cost and performance objectives of full production and the timely introduction of its products into the marketplace, among other things. There can be no assurance that the Company's products will satisfy current price or performance objectives, that unanticipated technical or other problems which would result in increased costs or material delays in introduction and commercialization will not occur, or that the Company's products will prove to be sufficiently reliable or durable under actual operating conditions or otherwise be commercially viable. Software and other technologies as complex as those incorporated into the Company's systems may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors may delay the Company's plans and cause it to incur additional costs, or otherwise have a material adverse impact on the Company.

         CHANGES IN TECHNOLOGICAL CLIMATE. The high technology business in which the Company participates is characterized by rapidly changing technology and frequent new product introductions. The Company's success is dependent upon its ability to develop and market its products on a timely basis. There can be no assurance that the Company will be successful in developing or marketing such products to take advantage of the perceived demand for such products within the motor protection and electric utility industry. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

         UNCERTAINTY OF MARKET ACCEPTANCE. The Company's marketing activities in 1997 were impeded because of delays in product refinement. Further, as is typical in the case of emerging and evolving markets, demand and market acceptance for newly introduced products and services is subject to a high level of uncertainty. Acceptance of the Company's products that are geared to the electric utility industry will involve retrofitting electric utility substations, which potential customers may be reluctant to do. Consequently, potential customers may elect to utilize other products with which they are familiar or which they believe to have more advantages over the Company's products, or may otherwise be reluctant to purchase the Company's products. Achieving market acceptance for the Company's products will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers as to the perceived benefits and distinctive characteristics of the Company's products. There can be no assurance that the Company will have available funds or other resources necessary to achieve such acceptance.

         LIMITED MARKETING; DEPENDENCE UPON THIRD-PARTY RESELLERS. The Company has engaged in-house marketing personnel to market directly to certain accounts. The Company also markets through a network of independent manufacturers' representatives and distributors. The Company's present manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing the Company's products with minimum notice. Further, the Company's marketing activities in 1997 were impeded because of delays in product refinement. There can be no assurance that the Company will be able to retain any of its present manufacturers' representatives or distributors, or expand its existing distribution network. Loss of any such persons or the inability to expand the existing distribution network could have a detrimental effect on the Company's ability to carry out its intended plan of operations.

         The Company, directly and through its independent sales network, also intends to establish a network of resellers, consisting primarily of value-added resellers ("VARS") and original equipment manufacturers ("OEMS") with established distribution channels to market the Company's products and to educate potential resellers to install and service its systems. The Company's prospects will be significantly affected by its ability to successfully develop relationships with VARS and OEMS and the marketing efforts of such resellers. While the Company believes that independent resellers with which it enters into such arrangements will have an economic motivation to market the

Company's products, the time and resources devoted to these activities generally will be controlled by such entities and not by the Company. The Company will also be dependent upon such resellers to provide installation and support services. A decline in the financial prospects of particular resellers or of any of their customers, or inadequate installation and support services by resellers, could have an adverse effect on the Company. In addition, such resellers will likely market various product lines, including, in some cases, products directly competitive with the Company's products. There can be no assurance that the Company will be able, for financial or other reasons, to finalize any third-party distribution or marketing arrangements or that such arrangements, if finalized will result in commercialization of any of the Company's products.

         DEPENDENCE UPON THIRD-PARTY MANUFACTURERS. Although the Company has brought in-house all manual assemblies of its products, it still engages small contract manufacturers for the automated portion of manufacturing components for its products. There can be no assurance that its products can be manufactured reliably on a large-scale basis on commercially reasonable terms, or at all. Until the Company is able to bring in-house the automated functions of manufacturing, the Company is substantially dependent on the ability of its third-party manufacturers to, among other things, meet the Company's design, performance and quality specifications and production schedules.

         Failure by the Company's third-party manufacturers to comply with these and other requirements could have a material adverse effect on the Company. There can be no assurance that the Company's third-party manufacturers will dedicate sufficient production capacity to meet the Company's scheduled delivery requirements or that the Company's manufacturers will have sufficient production capacity to satisfy the Company's requirements during any period of sustained demand. Moreover, the electronics industry from time to time experiences short supplies of certain high demand components, which may adversely affect the Company's ability to meet its production schedules. Failure of manufacturers to meet production demands of the Company, or allocations in the supply of certain high demand components could adversely affect the Company's operations and ability to meet its own delivery schedules on a timely and competitive basis. There can be no assurance that if such problems develop at a time when the Company is just beginning to deliver its products to the commercial marketplace, the Company will be able to rectify such problems to avoid a material adverse effect on its intended plan of operations or financial results.

         NO PATENTS OR INTELLECTUAL PROPERTY REGISTRATION; POSSIBLE NON-EXCLUSIVITY OF TECHNOLOGY; POTENTIAL LEGAL ACTION. The Company has not yet applied for patents or copyrights on its products, nor has it applied for trademark registration for any of its products' names. Although the Company intends to initiate patent and intellectual property applications for registration, there can be no assurance as to the breadth or degree of protection which patents or copyrights, if any, may afford the Company; that any patent and intellectual property applications will result in issued patents or registered copyrights or trademarks; that the Company's patents, copyrights or trademarks will be upheld if challenged; or that competitors will not develop similar or superior methods or products outside the protection of any patent or copyright issued to the Company. Although the Company is not aware of the infringement of its technologies by third-parties, and does not believe (nor has any party asserted) that the Company's products infringe on the proprietary rights of others, it is possible that any future patent or intellectual property rights of the Company's may not be valid, or if valid, that infringement of such proprietary rights may occur. In the event the Company's products infringe patents, intellectual property rights or proprietary rights of others, the Company may be required to modify the design of its products, change the name of its products or obtain a license for certain technology. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

         The Company also relies on confidentiality agreements with its directors, employees, consultants, and manufacturers and employs various methods to protect the source codes, concepts, ideas, proprietary know-how, and documentation of its proprietary technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation.

         COMPETITION. The Company is introducing new high technology products into markets that are dominated by competitors which have a significant share of the market for microprocessor control relay products in electrical substations in the United States. Current competitors such as General Electric, Siemens A.G., GEC Alsthom, Inc. and ABB Industries A.G. have substantially greater financial, marketing and technical resources, more established manufacturing capability and distribution channels, stronger customer support organizations and greater name recognition than the Company. Such current or future competitors may develop competing technologies similar or more advanced than the Company's. There can be no assurance that the Company will be able to compete successfully in current or future markets.

         DEPENDENCE ON MAJOR CUSTOMERS. Substantially all of the Company's sales for the fiscal year ended 1997 were derived from US Steel, Solistate, and Phasetronics. The Company anticipates that these companies will continue as major customers in the foreseeable future. Therefore, the loss of any of these customers could have a material adverse effect on the business of the Company.

         DEPENDENCE ON KEY PERSONNEL. The Company's success will depend upon the availability and performance of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend on large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. As part of its overall plan to reduce overhead, the Company has reduced its engineering and manufacturing staff for the short term. Competition for qualified software and hardware development, sales and other personnel is intense. When and if the Company determines that an increase in technical staff is necessary, there can be no assurance that the Company will be successful in attracting and retaining such personnel.

         POTENTIAL LIABILITY AND INSURANCE. The Company's products are designed for electric power protection and control purposes. Should any of its products fail in operation, the Company could have potential liability to its customers in amounts which cannot be estimated. The Company maintains product liability insurance with a $1,000,000 limit of coverage which it believes is adequate for its potential liability. There can be no assurance that any insurance maintained by the Company will cover, as to scope or amount, any claims made against the Company or that appropriate insurance will be available in the future at acceptable cost or at all.

         ACQUISITION RISK. In November 1997, the Company acquired all of the issued and outstanding capital stock of Trans-World Powernet, Inc. ("Trans-World") for $200,000 in cash ($100,000 paid at closing and $100,000 due in November 1998) and 240,000 shares of Common Stock paid to Trans-World's shareholders. The Company implemented a growth strategy of evaluating the acquisition of other companies, assets or product lines that will serve to complement or expand its business, broaden its customer base, and/or increase its asset base. Although the Company conducts due diligence reviews of potential acquisition candidates, the Company may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition.

         CONTROL BY MANAGEMENT. Currently, of the 9 members of the Board of Directors, 7 are employees or consultants to the Company (or Trans-World) and receive compensation from the Company or Trans-World. David W. Clarke, President, Chief Executive Officer and Chairman of the Board, and his wife, Christine Clewes, Vice President, Marketing and a director, beneficially own or control approximately 26.6% of the shares of Common Stock outstanding. Together, they may be in a position generally to control the affairs of the Company. For example, these two stockholders, individually and as a group, or together with others, including directors and executive officers of the Company and other principal stockholders, may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption of amendments to the Company's certificate of incorporation or by-laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of the Company's assets. Such control by existing stockholders could also have the effect of delaying, deferring or preventing a change in control of the Company.

         NO DIVIDENDS ANTICIPATED. The Company does not intend to pay dividends in the foreseeable future. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company.

         POSSIBLE VOLATILITY OF MARKET PRICE SECURITIES. The market price of the Company's securities is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to intellectual property and proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates of securities analysts, general market conditions, and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. These extreme fluctuations have particularly affected the market prices for the common stock of technology companies. Regulatory developments and economic and other external factors, as well as period-to-period fluctuations in financial results of the Company, may have a significant impact on market prices of the Company's securities.

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF PUBLIC WARRANTS. There are currently issued and outstanding 800,000 redeemable common stock purchase warrants that were sold in the Company's initial public offering (the "Public Warrants"). The Public Warrants are subject to redemption by the Company. Redemption of the Public Warrants could force the holders to exercise the Public Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Public Warrants at the current market price when they might otherwise wish to hold the Public Warrants, or to accept the redemption price, which may be substantially less than the market value of the Public Warrants at the time of redemption. The holders of the Public Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Public Warrants unless the Public Warrants are exercised before they are redeemed. The holders of Public Warrants will not possess any rights as stockholders of the Company unless and until the Public Warrants are exercised.

         POSSIBLE ADVERSE IMPACT ON MARKET OF WARRANT EXERCISE. In the event of the exercise of a substantial number of Public Warrants within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of Common Stock of the Company in the trading market could substantially affect the market price of the Common Stock.

         POSSIBLE ADVERSE IMPACT OF UNDERWRITERS' WARRANT; REGISTRATION RIGHTS FOR UNDERWRITERS' WARRANT AND PUBLIC WARRANTS. In connection with the initial public offering, the Company sold to the Underwriters, for nominal consideration of $10, a non-redeemable Underwriters' Warrant exercisable for 80,000 shares of Common Stock at $8.25 per share and/or 80,000 Public Warrants at $.4125 per warrant. The Underwriters' Warrant is exercisable until July 16, 2003. The holders of the Underwriters' Warrant have the opportunity to profit from a rise in the market price of the Securities, if any, without assuming the risk of ownership. The Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while the Underwriters' Warrant is outstanding. At any time when the holders thereof might be expected to exercise them, the Company would probably be able to obtain additional capital on terms more favorable than those provided by the Underwriters' Warrant.

         The Underwriters and holders of the Public Warrants have certain registration rights with respect to the Common Stock issuable upon exercise of the Underwriters' Warrant (and the Public Warrants issuable thereunder). Any future exercise of these registration rights may cause the Company to incur substantial expense and could impair the Company's ability to raise capital through the public sale of its securities.

         LIMITATION ON DIRECTOR LIABILITY UNDER DELAWARE LAW. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or for any transaction in which a director has derived an improper personal benefit. However, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the Securities and Exchange Commission ("SEC"), such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

         POSSIBLE DILUTIVE EFFECT OF OPTIONS AND WARRANTS AND ADVERSE EFFECT ON MARKET PRICE. No assurance can be given as to the effect, if any, that future sales of Common Stock, or the availability of shares of Common Stock for future sales, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of warrants or stock options), or the possibility that such sales could occur, could adversely affect the market price of the Common Stock and could also impair the Company's ability to raise capital through an offering of its equity securities in the future. As of April 1, 1998, there are outstanding options for 466,405 shares of Common Stock, warrants for 1,350,000 shares of Common Stock, exercisable at prices ranging from $3.00 to $6.875 per share (except for an Underwriters' warrant for 80,000 shares of Common Stock and 80,000 Public Warrants, exercisable for $8.25 per share and $.425 per Public Warrant). The issuance of any additional shares by the Company in the future may result in a reduction of the book value or market price of the then outstanding Common Stock. For the life of the warrants and options, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. Any rise in the market price of the Common Stock may encourage the holders to exercise such warrants or options, which may result in a dilution of the interests of other stockholders. As a result, the Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while such warrants and options are outstanding.

         DELISTING OF SECURITIES FROM NASDAQ SMALL CAP MARKET. Nasdaq recently revised its listing and maintenance criteria which make it more difficult for a company to become listed and thereafter maintain its listing. Upon Nasdaq's adoption of the new requirements, the Company became subject to and was required to meet the new listing criteria for the Nasdaq SmallCap Market. The new listing criteria, insofar as they are applicable to the Company, require a company to have net tangible assets of $4,000,000, a public float of 1,000,000 shares, a market value of the public float of not less than $5,000,000 and a minimum bid price of $4.00. The new maintenance criteria require, among other alternatives, net tangible assets of $2,000,000, a public float of 500,000 shares, a market value of the public float of not less than $1,000,000 and a minimum bid price of $1.00.

         On April 2, 1998, the Company's securities were delisted from the Nasdaq SmallCap Market for failure to meet the $4,000,000 net tangible asset test for initial listing, which delisting could materially adversely affect the trading market for the Common Stock and/or the Public Warrants. Thus, as of that date, the Company's securities commenced trading on the NASD OTC Electronic Bulletin Board (the "OTC Bulletin Board").

         The Company is considering possible alternatives for meeting the asset requirements such as the sale and issuance of preferred stock, conversion of debt to equity and/or acquisitions of companies or assets that are synergistic with the Company's products and markets. However, there is no assurance that the Company will be successful in meeting the new requirements, or, if successful, that it will be able to maintain a listing under the new listing maintenance criteria.

         PENNY STOCK REGULATION. If the Company's Common Stock that is traded on the OTC Bulletin Board has a trading price less than $5.00 per share, trading in the Common Stock will also subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also require additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the

Securities and Exchange Commission (the "Commission"), any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of investors to sell their securities in the secondary market.

         ANTI-TAKEOVER CONSIDERATIONS INCLUDING POSSIBILITY OF FUTURE ISSUANCE OF PREFERRED STOCK. The Company's certificate of incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock in one or more series, having terms fixed by the Board of Directors without shareholder vote, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. The rights of holders of Common Stock will be subject to, and may be materially adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company's certificate of incorporation also specifically adopts the governance of Section 203 of the Delaware Corporation Law. Generally, Section 203 prohibits a publicly held Delaware corporation from engaging, under certain circumstances, in a "business combination" ("Business Transaction") with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder (i.e., a person who, together with affiliates and associates, owns 15% or more of the corporation's voting stock). The Board's authority to issue preferred stock and the provisions of Section 203 could impede any merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, and any such impediment could serve to entrench management and may not be in the best interests of the Company's shareholders.

ITEM 7.  FINANCIAL STATEMENTS

         Filed as part of this report are audited financial statements for the years ended December 31, 1996 and 1997 commencing at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The directors and executive officers of the Company are as follow:

NAME                      AGE       POSITION AND OFFICE
----                      ---       -------------------

David W. Clarke           49   Chairman, President, Chief Executive Officer
Christine Clewes          47   Vice President, Marketing; Director
Stuart M. Frank           58   Vice President, Chief Financial Officer; Director
Steven D. Smith           44   Executive Vice President; Director
Gregory C. Hamilton       48   Director
Matthias E. Lukens, Jr.   47   Director (Vice Chairman)
Frank J. Mancini          76   Director
Chihkai John Tang         41   Director
Willard S. Holt, III      42   Director
Robert K. Swatland        57   Vice President, Sales
Donald P. Louw            41   Vice President, International Sales


         David W. Clarke, one of the Company's founders, has served as its President and Chief Executive Officer since its inception in November 1994 and was elected Chairman in September 1996. Prior to founding the Company, Mr. Clarke was a sales representative for GF Electro, a power utility industry representative, from April 1994 to November 1994. From April 1992 to April 1994, Mr. Clarke co-founded and was employed by WHR Corporation, a high technology firm specializing in data communications for multimedia firms. Mr. Clarke served as Vice President until WHR was dissolved in April 1994. In April 1991, Mr. Clarke co-founded and was director and Executive Vice President of Sales and Marketing for Watch Hill Research, a high technology manufacturing firm specializing in high speed data links and located in Providence, Rhode Island. That company's domestic operations were sold in 1992. In November 1984, Mr. Clarke co-founded Sequel Data Communications, a high tech data switching manufacturer based in Raleigh, North Carolina. He served as Executive Vice President and Director until the company was sold in August 1990. Mr. Clarke is a director of Jinpan International Limited, a British Virgin Islands Corporation whose stock is traded on the American Stock Exchange. He is also a director and a shareholder of Zeus Electric Corporation, Providence, Rhode Island, a company founded by Matthias E. Lukens, Jr. Mr. Clarke is married to Christine Clewes, a founder, director and officer of the Company.

         Christine Clewes, one of the Company's founders, has been its Vice President of Marketing and a Director since the Company's inception in November 1994. Prior to founding the Company, Ms. Clewes was the director of Sales and Marketing for WHR Corporation until 1992, where she had responsibility for large direct commercial accounts and all US Government accounts. From 1991 through 1992, Ms. Clewes managed her own firm, C2 Communications, a sole proprietorship, located in Reston, Virginia, which focused on government contracts and large national accounts. Ms. Clewes is married to David W. Clarke, a founder, director and officer of the Company.

         Stuart M. Frank joined the Company in September 1997 as it Chief Financial Officer and was elected a Vice President on February 19, 1998 and appointed to the Board on September 1, 1997. Prior to joining the Company, Mr. Frank owned and operated Dunhill Consulting, Orlando, Florida from February 1997 to September 1997. Prior to founding Dunhill Consulting, from May 1994 to February 1997, he served as Chief Financial Officer for Omega Consulting, Orlando, Florida. From May 1992 to May 1994, he was the Executive Director for Lowndes, Drosdick, Doster, Kantor & Reed, a law firm located in Orlando, Florida.

         Steven D. Smith was appointed Executive Vice President in 1997. He joined the Company in February, 1996 as Vice President of Operations and was elected as a Director in September 1996. Prior to joining the Company, from 1994 to 1996, he was employed as President and CEO by Innovative Concepts & Manufacturing Company, Boca Raton, Florida, a provider of manufacturing and operational consulting services to various industries. During the time period from 1994 to 1995, Mr. Smith also worked for LMI Connectors as Vice President of Sales. From 1993 to 1994, he was employed as a consultant to Reynolds International, Inc., a provider of environmental consulting services. In 1978 Mr. Smith founded Manutek, Inc., an electronics manufacturing firm where he functioned as it's President and CEO through 1993.

         Gregory C. Hamilton, has been a director since September 1996. Mr. Hamilton is an independent public accountant who has conducted a public accounting practice in Bradenton, Florida since 1983. He has been the Company's business accountant since November 1994. Mr. Hamilton has an accounting degree from the University of South Florida in Tampa, Florida and is a Certified Public Accountant. While operating his practice, Mr. Hamilton also served as an adjunct professor in accounting and tax at the University of Tampa.

         Frank J. Mancini has been a director of the Company since September, 1996. He is a shareholder and director and, since March 1995, the President and Chief Executive Officer of The Mancini Packing Company, Zolfo Springs, Florida, prior to which he had been Vice President of that company since 1946. Mr. Mancini is a director and shareholder of Zeus Electric Corporation, Providence, Rhode Island.

         Matthias E. Lukens, Jr., is a consultant to the Company and has been a director and the Company's Vice Chairman since September, 1996. In July 1997 he founded Zeus Electric Corporation located in Providence, Rhode Island, of which he is the principal shareholder, Chairman and President. Prior to founding Zeus Electric Corporation, from January 1996 to July 1997, Mr. Lukens was a Vice President, director and shareholder of Access Solutions International, Inc., a North Kingston, Rhode Island, computer software developer. He also served as President and CEO of Access Solutions International, Inc., from April 1994 to January 1996. Prior to being employed by Access Solutions International, Inc., from May 1992 to April 1994, Mr. Lukens served as President of WHR Corporation. From June 1990 to March 1992 he was President of Watch Hill Research, of Providence, Rhode Island. For his services to the Company, Mr. Lukens receives certain consulting fees and was issued 250,000 common stock purchase warrants pursuant to a consulting agreement.

         Chihkai John Tang has been a director of the Company since February 1998. He was a President and director of Trans-World since 1996 and remained in those positions when the Company acquired Trans-World in November 1997. From 1992 through 1996, Mr. Tang served as President of Transworld Development Corporation, Clearwater, Florida.

         Willard S. Holt, III was appointed a director in October 1997 and serves as the Underwriter's representative on the Company's Board of Directors. Mr. Holt, an attorney, has conducted his law practice, Willard S. Holt III, P.A., Southfield, Michigan.

         Robert K. Swatland has been Vice President of Sales of the Company since October, 1996. Prior to joining the Company, from March 1995 to October, 1996, Mr. Swatland was national sales manager for HT Communications, Inc., a Simi Valley, California, manufacturer of wide area communication devices. From April 1994 to March 1995, Mr. Swatland sold wide area communications equipment as a sales representative for his own company, RKS Enterprises, Wheaton, Illinois. Prior to founding RKS Enterprises, from March 1992 to March 1994, Mr. Swatland served as Vice President of Sales for Watch Hill Research, Providence, Rhode Island, a high technology manufacturing firm that specialized in high speed data links. From April 1987 to March 1992, Mr. Swatland was employed as a regional manager by Sequel Data Communications, Raleigh, North Carolina, a high technology data switching manufacturer.

         Donald P. Louw has been Vice President of International Sales since March 1996 and is currently working for the Company in South Africa. Prior to joining the Company, Mr. Louw was employed by Siemens LTD South Africa in its motor protection department from 1990 to March 1996, where he was Senior Project Engineer. Prior to

Siemens, he was employed by G E C Alstrom South Africa in its motor protection department, where he also held the position of Senior Project Engineer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers, directors and greater than ten percent shareholders (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 1997, all the Reporting Persons complied with all applicable filing requirements except that an initial statement of beneficial ownership was filed late for Messrs. Gregory Hamilton and Willard S. Holt, III, directors, and Stuart M. Frank, an officer and director; and an amended initial statement of beneficial ownership was filed late for Mr. Frank J. Mancini, a director and greater than ten percent shareholder.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the President and Chief Executive Officer of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the fiscal year ended December 31, 1997. For information regarding current compensation paid to the Company's executive officers, see "Employment Agreements."

                             SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                             FISCAL YEAR                            OTHER ANNUAL
NAME AND POSITION            ENDED 12/31     SALARY(1)       BONUS  COMPENSATION
-----------------            -----------     ---------       -----  ------------

David W. Clarke              1997            $161,538         --        --
President, CEO               1996            $113,423         --        --
                             1995            $ 57,692(2)      --        --

Steven D. Smith              1997            $129,231         --        --
Executive Vice President     1996            $ 83,077         --        --
                             1995            $    0  (3)      --        --

Christine Clewes             1997            $103,846         --        --
Vice President, Marketing    1996            $ 89,231         --        --
                             1995            $ 39,231         --        --


(1) Reflects annual compensation earned for the fiscal years ended Deber 31, 1997, 1996 and 1995 in the form of salary, bonus or other annual compensation. No executive officer received any long-term compenson (e.g., restricted stock awards, securities underlying options/stock appreciation rights, long-term incentive plan payouts or other long-term compensation).

(2) Reflects $60,000 salary, of which $57,692.25 was paid and $2,307.69 accrued in fiscal 1995.

(3)  Mr. Smith joined the Company in February 1996.


DIRECTOR COMPENSATION

         Directors who are employees of the Company do not receive compensation for serving as directors. The Company anticipates compensating its independent directors for their services in the form of fees and/or stock options, yet to be determined. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors and for other expenses incurred in their capacity as directors of the Company.

EMPLOYMENT AGREEMENTS

         The Company entered into a five year employment agreement with David W. Clarke as the Company's President and Chief Executive Officer, commencing June 1, 1996. The term of the agreement may be automatically extended for successive one (1) year terms, unless notice of termination is given ninety (90) days prior to the expiration of the term or any extension period thereafter. The agreement provides for an initial annual base salary of $150,000, subject to increases, in addition to annual cost of living increases, based on the Company's annual gross sales, as follows: For each $1,000,000 in annual gross sales, as calculated in accordance with Generally Accepted Accounting Principles, in excess of $10,000,000 but less than $30,000,001, Mr. Clarke shall receive an additional $5,000 in annual base salary, commencing in the next fiscal year; PROVIDED, HOWEVER, that during the applicable fiscal year, the Company's earnings before interest and taxes are at least 10% of the annual gross sales. The agreement also provides that an independent committee of Board members may award Mr. Clarke discretionary bonuses. In April 1998, Mr. Clarke voluntarily reduced his annual salary to $100.000.

         Mr. Clarke's employment agreement provides for certain severance payments to be made to him or his estate as follows: (i) in the event of death, any accrued and unpaid salary, vacation and bonus, and one year's annual base salary then in effect, payable in 12 equal monthly installments; (ii) in the event of permanent disability, three years of annual base salary then in effect, and any unpaid bonus, payable in 36 equal monthly installments (inclusive of any disability payments paid to him from any Company-sponsored disability plan or disability insurance), plus continued coverage, at the Company's expense, under the Company's major medical, dental and disability plans, or the monetary equivalent, for a period of 36 months; (iii) in the event of termination without cause, the full compensation to which he would otherwise be entitled under the employment agreement, payable in one lump sum upon termination, plus continued coverage under the Company's major medical, dental and disability plans, or the monetary equivalent, for a period of 24 months; and, (iv) in the event of non-renewal of the employment agreement by the Company, one year's annual base salary then in effect, payable in 12 equal monthly installments. In the event that the Company terminates Mr. Clarke within nine months of a change in control of the Company, Mr. Clarke will be entitled to receive in one lump sum payment, three times his annual base salary for the remainder of the term of his employment agreement, provided that such payment shall be based upon a minimum period of three years.

         Under the terms of his employment agreement, Mr. Clarke is subject to a covenant not to compete with the business of the Company anywhere in the world during the term of his employment with the Company and for a term of five years following the expiration or termination of his employment agreement.

         The Company also entered into employment agreements with Christine Clewes (Vice President, Marketing), Steven D. Smith (Executive Vice President), Robert K. Swatland (Vice President, Sales), Donald P. Louw (Vice President, International Sales), Stuart M. Frank (Vice President and Chief Financial Officer) and, through its subsidiary, Chihkai J. Tang (President of Trans-World). These employment agreements are substantially similar and were entered into on July 1, 1996 as to Ms. Clewes and Mr. Smith; March 22, 1996 and November 1, 1996 as to Messrs. Louw and Swatland; September 1, 1997 as to Mr. Frank; and November 24, 1997 as to Mr. Tang. Mr. Swatland's and Mr. Tang's agreements are for a term of two years. The other agreements have an initial period of four (4) years and all the agreements are automatically renewable for successive two (2) year terms, unless notice of termination is given prior to the renewal period. The agreements provide for the following annual base salaries, subject to increases for annual cost of living adjustments: Ms. Clewes ($100,000); Mr. Smith ($120,000); Mr. Swatland ($80,000); Mr. Louw
($80,000), Mr. Frank ($100,000), and Mr. Tang ($88,000). Except for Ms. Clewes'
employment agreement, the agreements provide that the executives will be entitled to stock options under the Company's stock option plan, as determined by the Board of Directors. The number and exercise prices of the options shall be determined in accordance with such plan.

         Ms. Clewes is entitled to receive additional compensation pursuant to the terms of her employment agreement in the amount of one and one-half percent of the net sales of the Company's products within the United States. For purposes of the agreement, net sales is defined as the gross sales price of the Company's products, less (a) any commissions paid to the third parties by the Company with respect to such products, (b) sales tax, if any, and shipping and handling charges.

         Mr. Louw is entitled to receive, under his employment agreement, additional compensation equal to three percent of the net sales of the Company's products outside of North America.

         The agreements provide for severance payments in the event that the Company terminates the executives without cause, or for permanent disability or death in an amount equal to six (6) months of the executive's annual base salary, except Mr. Tang's agreement which provides for three (3) months' severance. The agreements provide for coverage under the Company's major medical, dental and disability plans available to employees generally for the six month period (or one month for Mr. Tang), or the monetary equivalent in the event of termination without cause or permanent disability. The employment agreements contain covenants not to compete with the business of the Company during the term of employment and for a period of two years following the expiration or termination of the employment agreements.

CONSULTING AGREEMENTS

         The Company has entered into consulting arrangements with various consultants for business advice on non-operational aspects of the Company's business. Under one such agreement, the Company issued 299,000 shares of the Company's Common Stock and 400,000 Common Stock purchase warrants to Perryman Corp. N.V. ("Perryman") for consulting services rendered through May 10, 1996, the agreement's termination date. Perryman is an international business consulting firm which assisted the Company in connection with assessing the market potential of various foreign countries and in identifying and contacting potential customers in certain of those countries. The consulting agreement provides that if the Company does not close its initial public offering by June 1, 1997, the Company could, in its discretion, repurchase all of the shares and warrants for a total purchase price of $1.00, unless the parties otherwise agreed in writing. In June 1997, the Company and the consultant renegotiated the Company's repurchase option as a result of which the Company repurchased and retired the 299,000 shares in exchange for the reduction of exercise price of the 400,000 warrants from $5.50 per share to $3.00 per share. Further, the warrants, which originally contained registration rights and were to be automatically modified to conform to the same terms and conditions as the Public Warrant, were amended to delete any such registration rights and modification provisions.

         The Company is also party to a five year consulting agreement with Imagine Holdings for business advice services, commencing June 1, 1996. The consultant's services include strategic planning and advice in respect of foreign market negotiations. In respect of such services, the Company agreed to pay the consultant 250,000 Common Stock purchase warrants, exercisable at $4.00 per share commencing June 1, 2000 (unless the Company agrees to an earlier exercise) until June 1, 2002 and reimbursement of the consultant's reasonable expenses incurred in connection with the agreement. The consulting agreement provides for certain piggy-back registration rights for the shares underlying the warrants. The consultant has given David W. Clarke, President of the Company, a voting proxy for the shares issued in respect of the exercise of the warrants, until the earlier of: (i) June 1, 2002, and (ii) the date that the shares issuable upon exercise of the warrants are included in a registration statement for a secondary public offering of the Company's Common Stock. Any unexercised warrants may be terminated by the Company upon the occurrence of certain events including a breach of the agreement by the consultant. The agreement requires the consultant to not disclose the Company's confidential information and also contains a restriction on competition with the Company during the term of the agreement and for three years after termination of the agreement. In consideration of making a short term loan in the amount of $50,000 to the Company, which loan has been repaid, the consultant was also issued a warrant for 50,000 shares of Common Stock on the same terms and conditions as the other warrant, except it is exercisable at $5.50 per share.

         In November 1996, the Company entered into a five year consulting agreement with Mathias E. Lukens, Jr., a director (and Vice Chairman) of the Company, for consulting services in connection with administrative, business development and product development matters. Specific services include engineering and re-engineering of software and advice on market identification and expansion. Pursuant to the agreement, Mr. Lukens was issued 250,000 common stock purchase warrants, exercisable at $5.50 per share commencing June 1, 2000 (unless the Company agrees to an earlier exercise) until June 1, 2002. The warrant contains "piggy-back" registration provisions for the shares issuable upon exercise of the warrants. Mr. Lukens gave David W. Clarke, President of the Company, a voting proxy for the shares issued in respect of the exercise of the warrants, until the earlier of (i) June 1, 2002, and (ii) the date that the shares are included in a registration statement for a secondary offering of the Company's Common Stock. Mr. Lukens is also reimbursed for expenses reasonably incurred in performance of his duties under the agreement. The consulting agreement may be terminated under certain circumstances, including breach of the agreement and upon such termination, the consultant would be entitled to exercise only a pro rata portion of the unexercised warrants based on the number of months service provided under the consulting agreement. The agreement requires the consultant to not disclose the Company's confidential information and also contains a restriction on competition with the Company during the term of the agreement and for three years after termination of the agreement.

         In December 1996, the Company formalized a consulting relationship with Frank J. Mancini, a principal shareholder and director of the Company, pursuant to which Mr. Mancini provides the Company with business and day-to-day operations advice. Pursuant to the agreement, Mr. Mancini was paid $4,000 per month commencing August 1, 1997 and ending September, 1997.

         Although the employment and consulting agreements discussed above contain non-compete restrictions during and after termination of the consulting relationship, a state court reviewing the enforceability of any such covenant not to compete may decline to enforce, or may enforce in part, such a covenant based on various factors. There is no assurance that if a former consultant challenges the covenant not to compete, that a court would declare any portion or all of the covenant enforceable, except as would otherwise be enforceable based on fiduciary obligations imposed on officers and directors.

EMPLOYEE STOCK OPTION PLAN

         In June 1996, the Company's Board of Directors adopted and its shareholders approved the Company's 1996 Employee Stock Option Plan (the "Plan") under which 500,000 shares of Common Stock are currently reserved for issuance to employees upon exercise of stock options. The purpose of the Plan is to attract and retain key personnel, to encourage stock ownership by officers, directors and key management of the Company, and to provide an incentive for such persons to expand and improve the performance of the Company. The Plan provides for the grant of both incentive stock options ("ISOs") intended to qualify as such under Section 422 of the Internal Revenue Code (the "Code") and nonqualified stock options to key employees (including directors and officers who are employees), as determined in the discretion of a committee designated by the Board.

         The Plan is administered by a committee, comprised of David W. Clarke, Christine Clewes, Mathias E. Lukens and Frank Mancini. Mr. Clarke and Ms. Clewes are not participants in the Plan. The selection of participants, allotment of shares, and whether a grant will consist of incentive stock options or nonqualified stock options or a combination thereof is discretionary with the committee. ISO's granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 100)% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISO's granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. The exercise price of non-qualified stock options shall be determined by the option committee, in its discretion. Options granted under the Plan will expire not more than ten years from the date of grant (five years in the case of ISO's granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Plan are not transferable during an optionee's lifetime but may be transferred by will or by the laws of descent and distribution.

         The Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to options which expire without being exercised or which are canceled as a result of cessation of employment are available for further grants.

         As of April 13, 1998, there were 442,000 stock options outstanding under the Plan, exercisable at prices ranging from $3.00 to $5.25 per share. The options, which have five or ten year terms, are first exercisable one year from their respective dates of grant as to one-half of the option shares, and quarterly thereafter as to each remaining 25%. However, the optionees have agreed not to sell the shares issuable upon exercise of their options until July 10, 1999, unless released earlier by the Company's Underwriter, May Davis Group, Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, each director and officer and all officers and directors as a group as of April 1, 1998.

NAMES AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF      PERCENTAGE OF
OWNER OR IDENTITY OF GROUP (1)       BENEFICIAL OWNERSHIP(2)  OUTSTANDING STOCK
-------------------------            -----------------------  -----------------

David W. Clarke                             972,806 (3)               26.6%
Christine Clewes                            705,962 (4)               19.3%
Steven D. Smith                             100,000 (5)                -0-
Gregory C. Hamilton                             -0-                    -0-
Matthias E. Lukens, Jr.                         -0- (6)                -0-
Frank J. Mancini                            343,937 (7)                9.4%
   c/o The Mancini Packing Company
   700 Magnolia Street
   Zolfo Springs, FL 32890
Stuart M. Frank                                 -0- (8)                -0-
Chihkai J. Tang                             132,000                    3.6%
Willard S. Holt, III (11)                       -0-                    -0-
Robert C. Swatland                              -0- (9)                -0-
onald P. Louw                                50,000(10)                -0-
James Kendall                               347,191                    9.5%
   676 Reef Road
   Vero Beach, FL 32963
All Directors and officers as a group
(11 persons)                              1,598,743 (3)-(10)          42.0%

---------------
*   Less than 1% of the issued and outstanding Common Stock.

(1) Unless otherwise noted, addresses are c/o Apollo International of Delaware, Inc., 6542 North U.S. Highway 41, Suite 215, Apollo Beach, Florida 33572

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Includes 705,962 shares owned jointly by Mr. Clarke and Ms. Clewes and 266,844 shares for which David W. Clarke has sole voting power pursuant to irrevocable proxies granted to him by various shareholders; but excludes 900,000 shares issuable upon exercise of warrants for which Mr. Clarke also holds a proxy, but which warrants are not exercisable within the next 60 days.

(4)  Represents 705,962 shares owned jointly by Ms. Clewes and Mr. Clarke.

(5) Represents 100,000 shares subject to an option. Excludes 50,000 shares subject to a warrant that is not exercisable within the next 60 days.

(6) Excludes (a) 250,000 shares subject to a warrant that is not exercisable within the next 60 days and (b) up to 41,666 shares issuable in connection with a software license agreement, which shares the Company believes will not be issued within the next 60 days.

(7) Represents 155,394 shares held individually and 188,543 shares owned beneficially by an entity of which Mr. Mancini is sole owner.

(8) Excludes 45,000 shares subject to options that are not exercisable within the next 60 days.

(9) Excludes 50,000 shares subject to a warrant and 50,000 shares subject to an option, neither of which is exercisable within the next 60 days.

(10) Represents 50,000 shares subject to an option. Excludes 50,000 shares subject to a warrant that is not exercisable within the next 60 days.

(11) Excludes approximately 230,769 shares of Common Stock issuable upon conversion of a note held by an affiliated entity, which note becomes convertible on June 17, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1995, David Clarke and Christine Clewes, officers and directors, loaned the Company approximately $85,000 represented by a promissory note dated December 15, 1995. The note bore interest at 10.5% per annum and provided for payments of principal and interest equal to $1,600 per month from January 15, 1996 through June 15, 1998, the maturity date. Mr. Clarke and Ms. Clewes loaned the Company an additional $40,800 which was payable on demand, without interest, and had also advanced the Company additional funds for working capital. In July 1997, the aggregate amount of $142,190 was repaid, constituting repayment of outstanding principal and accrued and unpaid interest, and reimbursement of expenses.

         Pursuant to a consulting agreement with Mathias E. Lukens, Jr., a director (Vice Chairman) of the Company, he was issued 250,000 Common Stock purchase warrants exercisable at $5.50 per share commencing June 1, 2000 (unless the Company agrees to an earlier exercise) and expiring June 1, 2002. See "Management--Consulting Agreements." In December 1996, the Company and Mr. Lukens also entered into a non-exclusive license agreement, pursuant to which Mr. Lukens licensed to the Company certain software and its source code for the Company's use in its products. Under the agreement, Mr. Lukens is to be paid a one-time license fee of $250,000, payable: (a) $125,000 in the following cash installments: $62,500 on the earlier of September 1, 1998 or the last day of the first fiscal quarter that the Company's gross revenue exceeds $500,000, subject to cash flow, and $62,500, or more, of the then outstanding balance on the last day of each subsequent fiscal quarter that the Company's gross revenues exceed $500,000, subject to cash flow, until paid. The balance of the $125,000 license fee is to be paid in 41,666 shares of the Company's Common Stock (valued at $3.00 per share in December 1996), one-half of which shall be paid on the date the licensed software is successfully run on any of the Company's products, and one-half of which shall be paid when the first successful beta testing is concluded prior to the first full commercial shipment incorporating the software. The conditions for release of the shares had not been satisfied as of the date of this Proxy Statement.

         During 1995 and 1996, Frank J. Mancini, a director, and an affiliate, loaned the Company an aggregate of $178,087.25. In June, 1996, pursuant to an agreement between him and the Company, he converted the entire principal balance, plus accrued interest of $12,617.39 into a total of 203,726 shares of the Company's Common Stock.

         Mr. Mancini was paid $23,000 from the proceeds of the Company's initial public offering for consulting services previously rendered to the Company.

         In December 1996, the Company entered into a cash advance and security agreement with Framan Company, a business entity owned by Frank J. Mancini, pursuant to which Framan advances funds to the Company for the purchase of parts inventory and equipment and takes a security interest in the parts and equipment. The advances accrue interest at 2% above the prime rate and are payable monthly interest only commencing after the close of the Offering. During fiscal 1997, the interest rate was changed to 14% per annum on $160,000 of the outstanding principal, and 12.5% per annum on the balance. Principal is due and payable one-half on the earlier of June 1, 1999, or the last day of the first fiscal quarter that the Company's gross revenues exceed $500,000, subject to cash flow; and one-half, or more, of the remaining principal balance on the last day of each subsequent fiscal quarter that revenues exceed $500,000, subject to cash flow. The maturity date for any outstanding principal balance and accrued and unpaid interest is December 31, 1999. As of December 31, 1997, the outstanding principal balance under this agreement was $558,045.

         In October 1996, The Company entered into a factoring agreement with Queensbury, Inc., some of whose shareholders are also shareholders of the Company (none of whom is an officer, director or principal shareholder of the Company) in order to obtain additional working capital. Under the agreement, the Company sold receivables at a 6% discount, plus pays interest at the rate of 1% per month on the outstanding balance. The Company is obligated to repurchase accounts which are delinquent for six consecutive months. This agreement was terminated effective December 31, 1996, at which time accounts receivable sold under the agreement were $160,350. During fiscal 1997 the Company repurchased the accounts receivable for $156,011.

         As of January 1, 1997, the Company converted the above-referenced factoring agreement to a revolving line of credit agreement with the same lender. Under that agreement, the Company may borrow 94.5% of the face amount of accounts receivable which are collateral for the loans. Interest accrues at 1% per month and is payable monthly on the outstanding principal balance of each such loan. The loans are repaid at 100% of the face amount of the collateralized accounts as the Company receives payments from customers. Outstanding principal and interest on all such loans is due and payable on December 31, 1998. The maximum outstanding principal balance under the loan agreement at any time is limited to $500,000. In August 1997, the agreement was terminated and the total outstanding balance and accrued interest of $257,241 was repaid in full.

         In April 1997, the Company borrowed $75,000 for working capital from a relative of Robert Swatland, an officer of the Company, payable on May 31, 1997 with interest at 13.99% per annum. The loan was repaid in July 1997. The Company also entered into a financial consulting agreement with the lender expiring January 1, 1998, under which the Company paid $37,500 in consulting fees.

         In May 1997, the Company borrowed $100,000 in working capital from Polynos Investments, N.V. which funds, plus $25,000, were repaid in July 1997. In connection with that advance, Polynos Investments, N.V. was issued a common stock purchase warrant for 50,000 shares of Common Stock in November 1997. The warrant is exercisable until November 20, 2002 at $5.50 per share, subject to adjustment under anti-dilution provisions.

         In November 1997, Polynos Investments, N.V., loaned the Company $750,000. The loan bears interest at 12% per annum. Interest only is payable monthly and the outstanding principal balance and accrued and unpaid interest is due and payable on the earlier of December 31, 1998 or the date the Company closes a secondary public offering of its Common Stock. One of the principals of Polynos Investments, N.V. is the father of Willard S. Holt, III, a director of the Company. Both Mr. Willard S. Holt, III and his father have an interest in Polynos Investments, N.V. as shareholders.

         In November 1997, the Company entered into a consulting agreement with Polynos Investments, N.V. pursuant to which the Company is obligated to pay an aggregate of $93,750 in fees, payable monthly at $7,812, which payments commenced in January 1998. Willard S. Holt, III, a director of the Company, and his father are shareholders in Polynos.

         In November 1997, the Company acquired all of the issued and outstanding stock of Trans-World Powernet, Inc. in exchange for $100,000 paid at closing, another $100,000 payable in November 1998, and 240,000 shares of the Company's common stock issued to the former shareholders of Trans-World. Chihkai
J. Tang, a shareholder and principal of Trans-World, received 132,000 of such shares and entered into an employment agreement with Trans-World pursuant to which he serves as the President of Trans-World. See "Executive Compensation Employment Agreements." Mr. Tang is a director of the Company and its subsidiary, Trans-World.

         Gregory C. Hamilton, a director, receives compensation from the Company for providing accounting services to the Company. During the fiscal year ended December 31, 1997, Mr. Hamilton was paid $9,200 for accounting and tax reporting services and $5,000 in accounting consulting fees.

         In March 1998, the Company borrowed $750,000 from Oak Point Investments, Inc., which loan accrues interest at 8% per annum. The Company issued a convertible note in respect of the loan. Interest is payable monthly commencing March 31, 1998. The principal balance of the note and accrued and unpaid interest is due and payable in full on March 30, 2000. The note is collateralized by the Company's accounts and inventory. The unpaid principal balance and accrued and unpaid interest of the note is convertible at $3.25 per share, at the option of the holder commencing June 17, 1998. The lender was also granted certain piggy-back registration rights for the conversion shares. One of the principals of Oak Point Investments, Inc. is the father of Willard S. Holt, III, a director of the Company. Both Willard S. Holt, III and his father have an interest in Oak Point Investments, Inc. as shareholders.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Filed as part of this 10-KSB annual report are audited financial statements for the years ended December 31, 1996 and 1997.

         One report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1997 as follows:

         Report dated November 24, 1997 reporting the acquisition of Trans-World Powernet, Inc.

         Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

 EXHIBIT                                                                         FILING-STATUS-INCORPORATED
 NUMBER                    EXHIBIT DESCRIPTION                                       BY REFERENCE TO
 --------      ----------------------------------------------          --------------------------------------------

   3.1         Amended and Restated Articles of Incorporation          Exhibit 3.1 to Form SB-2 Registration
                                                                       Statement, filed on December 17, 1997,
                                                                       File No. 333-18071

   3.2         Amended and Restated ByLaws                             Exhibit 3.2 to Form SB-2 Registration
                                                                       Statement, filed on December 17, 1996,
                                                                       File No. 333-18071

   3.2.1       Amendment to ByLaws                                     Exhibit 3.2.1 to Amendment No.2 to Form
                                                                       SB-2 Registration Statement, filed on
                                                                       April 29, 1996, File No. 333-18071

   4.1         Specimen of Common Stock Certificate                    Exhibi 4.1 to Amendment No.2 to Form
                                                                       SB-2 Registration Statement, filed on
                                                                       April 29, 1997, File No. 333-18071

   4.2         Specimen of Warrant Certificate                         Exhibit 4.2 to Report on Form 10-QSB,
                                                                       filed on August 14, 1997, File No. 0-22365

   4.3         Warrant Agreement between the Company and               Exhibit 4.3 to Report on Form 10-QSB,
               American Stock Transfer & Trust Company, as             filed on August 14, 1997, File No. 0-22365
               Warrant Agent, dated July 16, 1997

  10.1         Form of Warrant issued to investors                     Exhibit 4.4 to Form SB-2 Registration
               in the Company's private placement, dated August        Statement, filed on December 17, 1996,
               5, 1996 through  November 14, 1996                      File No. 333-18071

  10.2         Warrant dated September 26, 1996 in favor of            Exhibit 4.5 to Form SB-2 Registration
               Steven D. Smith, as amended                             Statement, filed on December 17, 1996,
                                                                       File No. 333-18071

  10.3         Warrant dated September 26, 1996 in favor of Don        Exhibit 4.6 to Form SB-2 Registration
               P. Louw, as amended                                     Statement, filed on December 17, 1996,
                                                                       File No. 333-18071

  10.4         Amended Warrant dated October 29, 1996 in favor         Exhibit 10.4 to Form 10-QSB filed on
               of Perryman Corporation N.V.                            August 14, 1997, File No. 0-22365

  10.5         Warrant dated June 25  1996 in favor of Imagine         Exhibit 4.10 to Form SB-2 Registration
               Holdings                                                Statement filed on December 17, 1996, File
                                                                       No. 333-18071

  10.6         Warrant dated December 15, 1996 in favor of             Exhibit 4.11 to Amendment No. 1 to Form
               Matthias E. Lukens, Jr.                                 SB-2 filed on March 6, 1997, File No.
                                                                       333-18071



EXHIBIT                                                                         FILING-STATUS-INCORPORATED
 NUMBER                    EXHIBIT DESCRIPTION                                       BY REFERENCE TO
 --------      ----------------------------------------------          --------------------------------------------

  10.7         Form of Registration Rights Agreement between the       Exhibit 4.12 to Form SB-2 Registration
               Company and private placement investors dated           Statement filed on December 17, 1996,
               August 5, 1966 through November 14, 1996                File No. 333-18071

  10.8         Form of Registration Rights Agreement between the       Exhibit 4.13 to Form SB-2 Registration
               Company and certain investors dated in May, 1996        Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.9         Warrant dated June 30, 1996 in favor of Imagine         Exhibit 4.14 to Amendment No. 1 Form SB-2
               Holdings                                                Registration Statement filed on March 6,
                                                                       1996, File No. 333-18071

  10.10        Warrant dated November 1, 1996 in favor of Robert       Exhibit 4.15 to Amendment No. 1 to Form
               Swatland                                                SB-2 Registration  Statement filed on March
                                                                       6, 1997, File No. 333-18071

  10.11        Underwriters' Warrant dated July 16, 1997               Exhibit 10.11 to Form 10-QSB filed on
                                                                       August 14, 1997, File No. 0-22365

  10.12        1996 Stock Option Plan                                  Exhibit 10.1 to Form SB-2 Registration
                                                                       Statement filed on December 17, 1996, File
                                                                       No. 333-18071

  10.13        Stock Purchase Agreement between the Company and        Exhibit 10.2 to Form SB-2 Registration
               Christine Clewes, dated June 13, 1996                   Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.14        Stock Purchase Agreement between the Company and        Exhibit 10.3 to Form SB-2 Registration
               Frank Mancini, dated June 24, 1996                      Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.15        Stock Purchase Agreement between the Company and        Exhibit 10.4 Form SB-2 Registration
               Framan, a business entity, dated June 24, 1996          Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.16        Consulting Agreement between the Company and            Exhibit 10.5 to Form SB-2 Registration
               Perryman Corporation, N.V., dated May 10, 1996          Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.17        Amended and Restated Consulting Agreement               Exhibit 10.6 to Form SB-2 Registration
               between the Company and Imagine Holdings, dated         Statement filed on December 17, 1996,
               June 1, 1996                                            File No. 333-18071

  10.18        Lease between the Company and South Hillsborough        Exhibit 10.7 to Amendment No. 1 to
               Community Bank Office/Complex, Richard  L.              Form SB-2 Registration Statement, filed
               Phagan, dated October 31, 1995                         on March 6, 1997, File No. 333-18071

  10.18.1      Lease between the Company and South Hillsborough        Exhibit 10.7.1 to Form SB-2 Registration
               Community Bank Office/Complex, dated October            Statement filed on December 17, 1996,
               24, 1996                                                File No. 333-18071



EXHIBIT                                                                         FILING-STATUS-INCORPORATED
 NUMBER                    EXHIBIT DESCRIPTION                                       BY REFERENCE TO
 --------      ----------------------------------------------          --------------------------------------------

  10.19        Amended and Restated Consulting Agreement               Exhibit 10.8 to Form SB-2 Registration
               between the Company and Matthias E. Lukens,  Jr.        Statement filed on December 17, 1996,
               dated November 30, 1996                                 File No. 333-18071

  10.20        Consulting Agreement between the Company and            Exhibit 10.9 to Form SB-2 Registration
               Frank J. Mancini dated December 20, 1996                Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.21        Agreement between the Company and Phasetronics, Inc.    Exhibit 10.10 to Form SB-2 Registration
               dated January 31, 1996                                  Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.22        Agreement between the Company and Phasetronics, Inc.    Exhibit 10.11 to Form SB-2 Registration
               dated January 31, 1996                                  Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.23        Sale of Accounts Receivable Agreement between the       Exhibit 10.12 to Form SB-2 Registration
               Company and Queensbury, Inc. dated October 31, 1996     Statement  filed on December 17, 1996,
                                                                       File No. 333-18071

  10.24        Cash Advance and Security Agreement and                 Exhibit 10.13 to Form SB-2 Registration
               amendment thereto between Frank J. Mancini  and         Statement filed on December 17, 1996,
               the Company                                             File  No. 333-18071

  10.24.1      Second Amendment to Cash Advance and Security           Exhibit 10.13.1 to Form SB-2 Registration
               Agreement dated May 19, 1997                            Statement filed on December 17,  1996,
                                                                       File No. 333-18071

  10.24.2      Third Amendment to Cash Advance and Security            Exhibit 10.13.2 to  Form SB-2 Registration
               Agreement dated May 27, 1997                            Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.25        Form of Indemnification Agreement for directors         Exhibit 10.14 to Form SB-2 Registration
               and officers                                            Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.26        Revolving Line of Credit  Agreement between the         Exhibit  10.15 to Form  SB-2 Registration
               Company and Queensbury, Inc.                            Statement  filed on December 17, 1996,
                                                                       File No. 333-18071

  10.27        Amended and Restated License Agreement between the      Exhibit 10.16 to Form SB-2 Registration
               Company and Matthias E. Lukens, Jr., d/b/a              Statement filed on December 17, 1996,
               WHR  File Partners, dated December 16, 1997             File No. 333-18071

  10.28        Stock Purchase Agreement between the Company and        Exhibit 10.17 to Form SB-2 Registration
               Matthias E. Lukens, Jr., d/b/a WHR  Partners            dated Statement filed on December 17, 1996,
               December 16, 1997                                       File  No. 333-18071



EXHIBIT                                                                         FILING-STATUS-INCORPORATED
 NUMBER                    EXHIBIT DESCRIPTION                                       BY REFERENCE TO
 --------      ----------------------------------------------          --------------------------------------------

10.29          Executive Employment Agreement between the Company      Exhibit  10.18 to Form SB-2 Registration
               and David W. Clarke                                     Statement filed on  December 17, 1996,
                                                                       File No. 333-18071

  10.30        Executive Employment Agreement between the Company      Exhibit 10.19 to Form SB-2 Registration
               and Christine Clewes                                    Statement  filed on December 17, 1996,
                                                                       File No. 333-18071

  10.31        Executive Employment Agreement between the Company      Exhibit 10.20 to Form SB-2 Registration
               and Donald P. Louw                                      Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.32        Executive Employment Agreement between the Company      Exhibit 10.21 to Form SB-2 Registration
               and Steven D. Smith                                     Statement filed on  December 17, 1996,
                                                                       File No. 333-18071

  10.33        Executive Employment Agreement between the Company      Exhibit 10.22 to Form SB-2 Registration
               and Robert Swatland                                     Statement filed on December 17, 1996,
                                                                       File No. 333-18071

  10.34        Financial Advisor and Investment Banking Agreement      Exhibit  10.23 to  Amendment No. 1 to Form
               between the Company and May Davis Group, Inc.           dated SB-2 Registration Statement filed on March
               July 16, 1997                                           6, 1997, File No. 333-18071.

  10.35        Lease Agreement dated September 1, 1997                 Exhibit 10.35 to Form 10QSB filed on
                                                                       November 18, 1997, File No. 0-22365

  10.36        Agreement and Plan of Merger                            Exhibit  10.1 to Form 8-K filed on December
                                                                       9, 1997, File 0-22365

  10.37        Executive Employment Agreement between Trans-World      Exhibit 10.2 to Form 8-K filed on December
               and Chihkai J. Tang                                     9, 1997, File 0-22365

  10.38        Shareholder's Voting Agreement dated November           Exhibit  10.3 to Form 8-K filed on December
               24, 1997                                                9, 1997, File 0-22365

  10.39        Form of Loan and Security Agreement                     Filed herewith

  10.40        Secured Convertible Note for $750,000                   Filed herewith

  10.41        Secured Convertible Note for $100,000                   Filed herewith

  10.42        Secured Convertible Note for $100,000                   Filed herewith

  10.43        Secured Convertible Note for $50,000                    Filed herewith

  10.44        Form of Registration Rights Agreement                   Filed herewith

  10.45        Consolidated Promissory Note for $750,000               Filed herewith



EXHIBIT                                                                         FILING-STATUS-INCORPORATED
 NUMBER                    EXHIBIT DESCRIPTION                                       BY REFERENCE TO
 --------      ----------------------------------------------          --------------------------------------------

  10.46        Warrant in favor of Polynos Investments, N.V.           Filed herewith

  23.1         Consent of Most Horowitz & Company, LLP                 Filed herewith

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

                    APOLLO INTERNATIONAL OF DELAWARE, INC.
                                AND SUBSIDIARY

                       --------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                    APOLLO INTERNATIONAL OF DELAWARE, INC.
                                AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                                    INDEX

INDEPENDENT AUDITORS' REPORT........................................    F-2

CONSOLIDATED BALANCE SHEET
   December 31, 1997 and 1996...................................... F-3 to F-4

CONSOLIDATED STATEMENT OF OPERATIONS
   Years ended December 31, 1997 and 1996...........................    F-5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   Years ended December 31, 1997 and 1996...........................    F-6

CONSOLIDATED STATEMENT OF CASH FLOWS
   Years ended December 1997 and 1996............................... F-7 to F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................    F-9

                         INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Apollo International of Delaware, Inc.
Apollo Beach, Florida

      We have audited the accompanying consolidated balance sheet of Apollo International of Delaware, Inc. and Subsidiary, as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apollo International of Delaware, Inc. and Subsidiary, as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although, as discussed in Note 15, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                   /s/ MOST HOROWITZ & COMPANY LLP
New York, New York
February 27, 1998
(and March 19, 1998,
as to Note 16)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                             ASSETS (NOTES 9 AND 16)
                                                        1997             1996
                                                     ----------       ----------
CURRENT ASSETS
  Cash (Note 13)                                     $   41,600       $   34,099
  Accounts receivable (Note 5)                           57,512            7,734
  Unbilled account receivable                                             20,000
  Inventory (Note 6)                                  1,121,870          228,157
  Other current assets                                   89,541            8,077
                                                     ----------       ----------

     TOTAL CURRENT ASSETS                             1,310,523          298,067

DEFERRED SOFTWARE COSTS (Note 7)                      2,425,583          658,820
FIXED ASSETS (Note 8)                                   207,077          111,102
OTHER ASSETS                                             15,492            3,132
DEFERRED COSTS OF PUBLIC
  OFFERING (Note 3)                                                       73,650
DEFERRED FINANCING COSTS (Note 5)                                         69,230
                                                     ----------       ----------

     TOTAL ASSETS                                    $3,958,675       $1,214,001
                                                     ==========       ==========


                                  (CONTINUED)

                 See notes to consolidated financial statements

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1997              1996
                                                  -----------       -----------
CURRENT LIABILITIES
  Overdraft                                       $     7,047
  Trade notes and accounts payable
     and accrued expenses                             718,550       $   575,034
  Payroll taxes payable                                55,153           101,924
  Notes payable - stockholders (Note 9)             1,399,321           142,468
  Current portion of notes
    payable - equipment (Note 10)                       4,871
  Deferred income                                                        20,000
                                                  -----------       -----------
     TOTAL CURRENT LIABILITIES                      2,184,942           839,426

ACCOUNTS PAYABLE - NONCURRENT (Note 7)                125,000           125,000
NOTES PAYABLE - EQUIPMENT (Note 10)                     9,720
NOTES PAYABLE - STOCKHOLDERS
  (Note 9)                                                               70,916
                                                  -----------       -----------
     TOTAL LIABILITIES                              2,319,662         1,035,342
                                                  -----------       -----------
COMMITMENTS AND CONTINGENCY (Note 11)

STOCKHOLDERS' EQUITY (NOTE 3)
  Preferred stock, $.01 par value;
    authorized:  5,000,000 shares;
    issued and outstanding: none
  Common stock, $.01 par value;
    authorized: 15,000,000 shares;
    issued and outstanding: 3,555,115,
    as of December 31, 1997, and
    2,811,434, as of December 31, 1996                 28,717            21,280
  Additional paid-in capital                        6,830,725         2,325,404
  Deficit                                          (5,193,170)       (2,153,025)
  Less prepaid rent                                   (27,259)          (15,000)
                                                  -----------       -----------

     TOTAL STOCKHOLDERS' EQUITY                     1,639,013           178,659
                                                  -----------       -----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $ 3,958,675       $ 1,214,001
                                                  ===========       ===========

                 See notes to consolidated financial statements

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                     1997              1996
                                                  -----------       -----------

SALES                                             $   102,349       $   294,734
COST OF SALES                                         (91,455)         (197,803)
                                                  -----------       -----------

     GROSS PROFIT                                      10,894            96,931
                                                  -----------       -----------
EXPENSES
  Research and development                           (479,992)         (334,750)
  General and administrative                       (2,329,396)       (1,253,031)
                                                  -----------       -----------

     TOTAL EXPENSES                                (2,809,388)       (1,587,781)
                                                  -----------       -----------

     LOSS FROM OPERATIONS                          (2,798,494)       (1,490,850)

INTEREST EXPENSE AND WRITE-OFF AND
  AMORTIZATION OF DISCOUNT
  AND DEFERRED FINANCING
  COSTS (Notes 5 and 9)                              (241,651)         (189,882)
                                                  -----------       -----------
     LOSS BEFORE INCOME TAXES
       AND EXTRAORDINARY INCOME                    (3,040,145)       (1,680,732)

DEFERRED INCOME TAXES (Note 12)                                          40,000
                                                  -----------       -----------

     LOSS BEFORE EXTRAORDINARY INCOME              (3,040,145)       (1,640,732)

EXTRAORDINARY INCOME FROM FORGIVENESS
  OF INDEBTEDNESS (Note 14)                                              75,028
                                                  -----------       -----------

     NET LOSS                                     ($3,040,145)      ($1,565,704)
                                                  ===========       ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                3,052,929         2,201,492
                                                  ===========       ===========
LOSS PER COMMON SHARE
  LOSS BEFORE EXTRAORDINARY INCOME                ($     1.00)      ($      .74)
  EXTRAORDINARY INCOME                                                      .03
                                                  -----------       -----------

     NET LOSS                                     ($     1.00)      ($      .71)
                                                  ===========       ===========

                 See notes to consolidated financial statements

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK
                                          (NOTE 3)              ADDITIONAL                      PREPAID
                                   ------------------------      PAID IN                         RENT
                                     SHARES         AMOUNT       CAPITAL        DEFICIT        (NOTE 11)       TOTAL
                                   ----------     ---------    ------------   -----------     -----------   -----------
BALANCE - JANUARY 1, 1996           1,451,526     $  7,682       $  572,428   $  (587,321)                  $    (7,211)

Issuance of shares to investors
   ($.94, per share)                    5,343           53            4,947                                       5,000
Issuance of shares to landlord
   ($.94, per share)                   21,366          214           19,786                     $(20,000)
Issuance of shares under bridge
   financing ($.47, per share)
   net of expenses of $12,220         200,000        2,000           79,780                                      81,780
Issuance of shares to consultant
   ($.10, per share)                  299,000        2,990           27,010                                      30,000
Issuance of shares to consultant
   ($.94, per share)                   25,000          250           23,250                                      23,500
Conversion of loan payable -
   stockholder ($.94, per share)       64,994          650           60,190                                      60,840
Conversion of loan payable -
   other ($.94, per share)            203,726        2,037          188,666                                     190,703
Conversion of debentures ($2.25,
   per share)                          25,333          253           56,747                                      57,000
Issuance of shares under private
   placement ($3.00, per share),
   net of expenses of $287,749        500,000        5,000        1,207,251                                    1,212,251
Issuance of shares to vendor
   ($3.00, per share)                   3,500           35           10,465                                       10,500
Issuance of shares to consultant
   ($3.00, per share)                  25,000          250           74,750                                       75,000
Adjustment for antidilutive shares    (13,354)        (134)             134
Amortization of prepaid rent                                                                       5,000           5,000
Net loss for the year ended
   December 31, 1996                                                           (1,565,704)                    (1,565,704)
                                   ----------     ---------    ------------   -----------     -----------    -----------

BALANCE - DECEMBER 31, 1996         2,811,434        21,280       2,325,404    (2,153,025)        (15,000)       178,659

Contribution of shares                (25,000)         (250)            250
Issuance of shares under
   antidilutive provisions             17,360           174            (174)
Repurchase of shares and
   reduction in warrant price        (299,000)       (2,990)          2,990
Issuance of shares and warrants
   under initial public offering
   ($5.00, per share), net of
   expenses of $1,067,668             800,000         8,000       3,154,332                                    3,162,332
Issuance of shares to
   investors ($3.50, per share)         3,000            30          10,470                                       10,500
Issuance of shares to landlord
   ($6.00 per share)                    7,321            73          43,853                       (35,593)         8,333
Issuance of shares upon
   acquisition ($5.40, per
   share) (Note 4)                    240,000         2,400       1,293,600                                    1,296,000
Amortization of prepaid rent                                                                       23,334         23,334
Net loss for the year ended
   December 31, 1997                                                           (3,040,145)                    (3,040,145)
                                   ----------     ---------     -----------   -----------     -----------    -----------

BALANCE - DECEMBER 31, 1997         3,555,115     $  28,717      $6,830,725   $(5,193,170)      $ (27,259)   $ 1,639,013
                                   ==========     =========     ===========   ===========     ===========    ===========

                 See notes to consolidated financial statements

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                           1997             1996
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             ($3,040,145)     ($1,565,704)
      Adjustments to reconcile net loss
      to net cash used in operating
      activities
         Amortization of deferred
            software costs                                  171,721           72,586
         Write-off and amortization
            of discount and deferred
            financing costs                                  70,006          122,070
         Depreciation and amortization                       38,377           15,568
         Amortization of prepaid rent                        23,334            5,000
         Deferred income                                                      20,000
         Loss on sale of accounts receivable                                   9,621
         Capitalization of software costs               (   438,346)     (   266,465)
         Forgiveness of indebtedness                                     (    75,028)
         Deferred income taxes                                           (    40,000)
         Increase (decrease) in cash flows,
          net of the effects from aquisition, from
            Accounts receivable                             106,233      (   168,085)
            Unbilled accounts receivable                                 (    20,000)
            Inventory                                   (   893,713)     (   119,236)
            Other current assets                        (    76,847)     (     3,524)
            Other assets                                (     2,338)
            Trade notes and accounts
               payable and accrued expenses                 126,719          400,189
            Payroll taxes payable                       (    46,771)          91,778
                                                        -----------      -----------

   NET CASH USED IN OPERATING ACTIVITIES                ( 3,961,770)    (  1,521,230)
                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Trans-World
     (net of note payable of $90,500 and
     cash of $1,407)                                                     (   120,083)
   Purchases of fixed assets (net of
     notes payable-equipment of $16,363 in 1997)        (   101,053)     (   107,319)
                                                        -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                   (   221,136)     (   107,319)
                                                        -----------      -----------

                                  (CONTINUED)

                 See notes to consolidated financial statements

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                  (CONTINUED)

                                                        1997          1996
                                                    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock           $3,246,482     $1,299,031
   Proceeds from loans payable - stockholders        1,468,956        189,102
   Proceeds from loans under line of credit            265,748
   Proceeds from loans payable - others                158,700        178,087
   Increase in overdraft                                 7,047
   Proceeds from sales of accounts receivable                         150,730
   Proceeds from bridge financing                                     135,720
   Proceeds from convertible debentures                                54,980
   Payments of loans payable - stockholders         (  374,295)    (   27,192)
   Payments of loans under line of credit           (  265,748)
   Payments of loan payable - others                (  158,700)
   Repurchase of accounts receivable                (  156,011)
   Payments of notes payable - equipment            (    1,772)
   Payments of notes payable - bridge financing                    (  250,000)
   Costs of public offering                                        (   73,650)
                                                    ----------     ----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES      4,190,407      1,656,808
                                                    ----------     ----------

      INCREASE IN CASH                                   7,501         28,259

CASH - January 1,                                       34,099          5,840
                                                    ----------     ----------

CASH - December 31,                                 $   41,600     $   34,099
                                                    ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                           $  123,841     $   41,813
                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
   The Company issued shares of common stock in exchange for certain software costs (Note 7)
   The Company issued shares of common stock in exchange for
      reductions in future rent (Note 11)
   Loans payable - stockholders were converted into shares of common stock (Note 3)
   Loans payable - other were converted into shares of common stock (Note 3)
   Convertible debentures were converted into shares of common stock (Note 3)
   Accounts payable were converted into share ofcommon stock (Notes 3 and 14) The Company issued shares of common stock in exchange for a factoring fee (Note 5)

                 See notes to consolidated financial statements

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Apollo International of Delaware, Inc. (Company) develops, manufactures and distributes electric power protection and control products, utilizing computer and fiber optics technologies, for industry and electric utilities.

      Trans-World Powernet, Inc. (Trans-World), a wholly-owned subsidiary, designs, develops and markets electrical sub-station automation equipment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidated Financial Statements

      The consolidated financial statements include the accounts of the Company and Trans-World, a wholly-owned subsidiary. All intercompany accounts have been eliminated.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventory

      Inventory was stated at the lower of cost or market using the first-in, first-out method.

      Deferred Software Costs

      Costs of software to be sold, which were incurred after technological feasibility has been established and until it is available for general release, have been capitalized and are being amortized on the straight-line method over the estimated economic lives of the related products or three years, whichever is less.

      Fixed Assets

      Equipment and furniture and computer software were stated at cost and are being depreciated on the straight-line method over their estimated useful lives of five and three years, respectively.

      Leasehold improvements were stated at cost and are being amortized over the life of the lease (Note 11) or lives of the asset, whichever is less.

      Deferred Financing Costs and Discounts

      Deferred financing costs were capitalized and amortized on the straight-line method over the term of the related financing agreement.

      Discounts on the bridge financing, convertible debentures and note payable - stockholders have been amortized on the interest method over the term of the related notes payable.

      Revenue Recognition

      Revenue for product sale has been recognized upon shipment.

      Stock Based Compensation

      Stock based compensation of nonemployees and employees have been valued on the fair value based method and the intrinsic value based method, respectively.

      Research and Development Costs

      Research and development costs have been charged to operations as incurred.

      Advertising Costs

      Advertising costs are expensed as incurred and are included in general and administrative expenses. For the years ending December 31, 1997 and 1996, advertising costs were $231,284 and $35,072, respectively.

      Deferred Income Taxes

      Deferred income taxes have been provided on timing differences between financial statement and income tax reporting resulting from computer software costs and net operating loss carryforwards.

      Loss Per Common Share

      Loss per common share was computed based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share amounts have been retroactively restated to reflect the stock split on May 10, 1996. The 299,000 shares issued to the consultant in June 1996 (Note 3) and the adjustments under anti-dilution provisions (Note 3) have been treated as outstanding for all periods or from date of original issuance in calculating loss per common share because such shares were issued at prices below the public offering price (Note 3).

      Fully-dilutive loss per common share has not been presented because it was antidilutive.

      In February 1997, the FASB issued Statement No. 128, "Earnings Per Share", which changes the calculations and disclosures of earnings per share. As of January 1, 1997 the Company adopted Statement No. 128 without material effect.

3.    CAPITALIZATION

      Preferred Stock

      In June 1996, the Company authorized 5,000,000 shares of $.01, par value, preferred stock.

      Common Stock

      Effective May 10, 1996, the Company increased its authorized common stock to 15,000,000 shares and authorized a 10.6828 for 1 stock split, without a change in par value. As a result of the split, the Company issued 1,339,860 additional shares of common stock and transferred $7,105 from additional paid-in capital to common stock. All shares and per share amounts have been retro-actively restated to reflect the stock split.

      In December 1996, the Company canceled 13,354 of such shares of common stock previously issued under anti-dilution provisions.

      In June 1997, stockholders contributed an aggregate of 25,000 shares of common stock to the Company without consideration.

      In June 1997, the Company issued 17,360 shares of common stock to a stockholder under antidilution provisions.

      In June 1997, the Company repurchased and retired 299,000 shares of common stock, originally issued to a consultant, in exhange for the reduction of the exercise price of certain warrants held by the consultant to purchase 400,000 shares of common stock from $5.50 to $3.00, per share. The value of the shares of common stock and value of the reduction in the exercise price were of equal value.

      Warrants

      In July 1996, the Company borrowed $50,000 from a consultant, which was repaid in August 1996, without interest. As consideration for the loan, the Company issued to such consultant a warrant to purchase 50,000 shares of common stock, exercisable at $5.50, per share, commencing June 30, 2000 until June 30, 2002.

      In September 1996, the Company issued warrants to three employees, each exercisable to purchase 50,000 shares of common stock at $5.50, per share, commencing one year from the proposed public offering through September 26, 2001.

      In November, 1996, the Company issued 250,000 warrants to a consultant in exchange for consulting services. Each warrant is exercisable to purchase one share of common stock at $5.50, per share, commencing June 1998 through June 2002.

      In April 1997, the Company borrowed $100,000 payable in ninety days with interest of $25,000 and 50,000 warrants. Each warrant is exercisable to purchase one share of common stock at $5.50, per share, commencing November 20, 1997 through November 20, 2002.

      Loans Payable

      During January to April 1996, a stockholder advanced the Company $60,840. On June 13, 1996, the advances were converted into 64,994 shares of common stock.

      During January to April 1996, the Company borrowed an aggregate of $178,087, payable on demand, with interest at 18%, per annum. On June 20, 1996, the loans and accrued interest thereon of $12,616 were converted into 203,726 shares of common stock.

      Convertible Debentures

      During March/April and May 1996, the Company sold convertible debentures in the aggregate face amount of $47,000 and $10,000, respectively, for proceeds of $44,980 and $10,000, respectively. The debentures were due in March and April 2001, with interest at 11.625% to 12.625%, per annum, payable annually. On July 1, 1996, the debentures were converted into 25,333 shares of common stock.

      Bridge Financing

      On May 15, 1996, the Company completed a bridge financing for aggregate proceeds of $250,000 and issued notes payable of $250,000 and 200,000 shares of common stock. In connection with the bridge financing, the Company paid an underwriter a discount of $25,000 and a nonaccountable expense allowance of $7,500. The Company allocated $.47, per share, of the proceeds of the bridge financing to the common stock, the value of the shares at the date of issuance.

      The notes payable issued with the bridge financing were repaid with proceeds from the private placement and the unamortized discount and deferred financing costs of $80,945 and $17,462, respectively, were written-off.

      Private Placement

      In November 1996, the Company completed a private placement of 500,000 shares of common stock and 250,000 warrants for an aggregate of $1,5000,000. Each warrant is exercisable to purchase one share of common stock at a price of $5.50, per share, for a period of four years, commencing two years from the date of the public offering.

      In connection with the private placement, the Company paid the underwriter a commission of $150,000 and a nonaccountable expense allowance of $45,000, and incurred other expenses of $92,749.

      Public Offering

      In July 1997, the Company closed its initial public offering and sold 800,000 shares of common stock at $5, per share, and 920,000 warrants at $.25, per warrant, for an aggregate of $4,230,000. Each public warrant is exercisable for one share of common stock at a price of $5.50, per share, for a period of four years, commencing two years from the date of the public offering. Upon certain conditions, the warrants will be redeemable by the Company at $.25, per warrant.

      The underwriter received a discount and nonaccountable expense allowance, of $549,900, plus the Company sold to the Underwriter, for $10, a warrant to purchase 80,000 shares of common stock at $8.25, per share, and 80,000 public warrants at $.4125, per warrant, exercisable for five years commencing one year from the public offering. In addition, the Company entered into a three year consulting agreement with the underwriter for $2,333.33, per month, which was paid in full at closing. Other expenses of the public offering were $517,768.

      Consulting Agreements

      In May 1996, the Company entered into a business consulting agreement in exchange for, at the Company's option: (a) $30,000 in cash or (2) 299,000 shares of common stock and 400,000 warrants to purchase shares of common stock. Each warrant is exercisable at $5.50, per share, commencing June 1998 through May 2001. In June 1996, the Company issued the shares of common stock and warrants to the consultant. In June 1997, the Company repurchased and retired 299,000 shares of common stock from a consultant in exchange for the reduction of the exercise price of warrants, held by the consultant, to purchase 400,000 shares of common stock from $5.50 to $3.00, per share.

      In June 1996, the Company issued 25,000 shares of common stock to a consultant, at $.94, per share, the fair value of the shares.

      In June 1996, the Company entered into a business consulting agreement through June 2001, in exchange for 250,000 warrants to purchase shares of common stock, each exercisable to purchase one share of common stock at $4, per share, commencing June 1, 2000 to June 1, 2002.

      In November 1996, the Company entered into a business consulting agreement with a stockholder in exchange for 250,000 warrants to purchase shares of common stock, each exercisable to purchase one share, at $5.50, per share, commencing June 1, 2000 to June 1, 2002.

      Stock Option Plan

      In June 1996, the Company adopted a stock option plan under which it may grant both qualified and nonqualified options to purchase up to 500,000 shares of common stock to directors, officers and key employees. Options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value on the date of the grant (five years and 110% of fair market value for stockholders owning 10% or greater).

      During the years ended December 31, 1997 and 1996, the Company granted qualified options, under the plan, to purchase 137,500 and 261,500 shares at $66.80 per share, none of which were execised.

      Subsequent to December 31, 1998, options to purchase 100,000 shares were cancelled and options to purchase 147,405 were granted at $3 to $5.25, per share.

      Reserved Shares

      The values of all options and warrants, except the public offering warrants, have been deemed immaterial as all were issued with exercise prices in excess of their fair values.

      As of December 31, 1997, common stock was reserved as follows:

          Warrants - consultants                                      950,000
          Warrants sold in connection with initial
              public offering                                         920,000
          Stock option plan                                           500,000
          Warrants - private placement                                250,000
          Warrants - underwriter                                      160,000
          Warrants - employees                                        150,000
          Warrants issued in connection with loan
            payable                                                    50,000
          Shares to be issued in connection with
              license agreement (Note 7)                               41,666
                                                                    ---------
                                                                    3,021,666
                                                                    =========

4.    ACQUISITION

      On November 24, 1997, the Company acquired all the outstanding shares of Trans-World (Note 2) in exchange for: (a) $100,000 in cash paid at closing, (b) $100,000 in cash payable on November 24, 1998 and (c) the issuance of 240,000 shares of common stock of the Company. The shares of common stock were valued at $5.40, per share, the value of shares as of the date of issuance. In connection with the acquistition, the Company incurred expenses of $21,230, per annum.

      In addition, the Company assumed a lease for office space (Note 11).

      The results of operations of Trans-World have been included in the consolidated statement of operations from November 24, 1997, the date of the acquistition. The acquisition was recorded on the purchase method and the total purchase price, including related costs (and net of the imputed interest of $9,500) of $1,507,730, was allocated to the fair values of the assets acquired and the excess to deferred software costs, as follows:

      Deferred software                                            $1,500,138
      Fixed assests                                                    16,525
      Other                                                             7,864
      Accounts payable                                                (16,797)
                                                                   ----------
                                                                   $1,507,730
                                                                   ==========

5.    ACCOUNTS RECEIVABLE

      On October 31, 1996, the Company entered into an agreement to sell, without notification, with full recourse and subject to credit approval, all existing and future accounts receivable to a finance company owned by certain stockholders of the Company, in exchange for 94% of the invoiced amount. Upon becoming delinquent, as defined, the Company will repurchase the accounts receivable for 94% of the amount invoiced. The agreement limits uncollected accounts receivable sold to $425,000. The Company will also pay a fee equal to 1%, per month, of the uncollected accounts receivable sold in excess of 30 days.

      As of December 31, 1996, the uncollected accounts receivable sold were $160,350, of which 88% were from two customers. For the year ended December 31, 1996, the loss on sales of accounts receivable and fees were $9,621, which have been charged to interest expense. In addition, the Company incurred a fee in connection with the agreement of 25,000 shares of common stock which the Company valued at $3, per share, the fair value of the shares.

      In July 1997, the Company repurchased all of the outstanding accounts receivable of $156,011 from the finance company.

      On January 1, 1997, the Company converted their agreement to sell accounts receivable to a revolving line of credit agreement through December 31, 1998. Under the agreement, the Company may borrow 94.5% of individual eligible accounts receivable, up to $500,000 of such accounts receivable. Borrowings under the line of credit (1) bear interest at 1%, per month, payable monthly, plus the additional 5.5% of the individual eligible accounts receivable-payable upon repayment, and (2) are collateralized by the individual account receivable. The borrowings are due upon collection or six months, which ever is sooner.

      The line of credit agreement was terminated in August 1997 and deferred financing costs of $43,268 were written off.

6.    INVENTORY

      As of December 31, 1997 and 1996, inventory consisted of:

                                                  1997                1996
                                                ----------          --------

       Raw materials                            $  380,744          $164,362
       Work-in-progress                            620,766            30,785
       Finished goods                              120,360            33,010
                                                ----------          --------

                                                $1,121,870          $228,157
                                                ==========          ========

7.    DEFERRED SOFTWARE COSTS

      For the years ended December 31, 1997 and 1996, the Company capitalized software costs of $438,346 and $516,465, respectively, and acquired software costs of $1,500,138 (Note 4). Included in 1996 was a fee of $250,000 to use certain licensed software within the Company's software products. The balance due of $125,000 is payable by the issuance of 20,833 shares of common stock upon the successful running of the licensed software within the Company's product and 20,833 shares of common stock upon a successful beta test. The shares will be valued at $3, per share, the fair value of the shares.

8.    FIXED ASSETS

      As of December 31, 1997 and 1996, fixed assets consisted of:

                                                      1997            1996
                                                    --------        --------

       Equipment and furniture                      $240,477        $111,187
       Computer software                              19,843          15,192
       Leasehold improvements                          3,667           3,667
                                                    --------        --------

                                                     263,987         130,046

       Less: accumulated depreciation and
               amortization                           56,910          18,944
                                                    --------        --------

                                                    $207,077        $111,102
                                                    ========        ========

9.    NOTES PAYABLE - STOCKHOLDERS

      As of December 31, 1997 and 1996, notes payable - stockholders consisted of:

                                                      1997            1996
                                                    ---------       --------
Note payable with interest at 12%, per annum,
  payable monthly commencing January 1, 1998.
  The principal balance is due on the earlier
  of December 31, 1998 or the closing of a
  secondary public offering.                       $  750,000

Notes payable for inventory purchases, bearing
  interest at 12.5% to 14%, per annum, payable
  monthly. The notes are collateralized by all
  the assets of the Company (a).                      558,045       $ 92,134

Note payable on November 24, 1998 (Note 4).            91,276

Note payable in equal monthly installments
  of $1,600, including interest at
  10.5%, per annum, through June 15, 1998,
  when the balance is due.                                            85,121

Account payable due from proceeds
  of public offering.                                                 23,000

Loans payable on demand, without
  interest.                                                           13,129
                                                   ----------       --------

                                                    1,399,321        213,384

Less: noncurrent portion                                              70,916
                                                   ----------       --------

                                                   $1,399,321       $142,468
                                                   ==========       ========

(a) Payable in amounts equal to 50% of the outstanding balance during any quarter which gross revenues of the Company exceeds $500,000, subject to available cash flow, and in full by December 31, 1998, as amended.

      In April 1997, the Company borrowed $75,000 from a relative of an officer, payable on May 31, 1997, with interest at 13.99%, per annum. The loan and interest were repaid on July 29, 1997. The Company also entered into a financial consulting agreement with the lender expiring January 1, 1998, under which the Company paid $37,500 in consulting fees.

      For the years ended December 31, 1997 and 1996, interest expense to stockholders were $112,350 and $22,539, respectively.

      As of December 31, 1997, trade notes and accounts payable and accrued expenses included $59,034 of interest due to stockholders.


10.   NOTES PAYABLE - EQUIPMENT

      As of December 31, 1997, notes payable - equipment consisted of:

Note payable for equipment purchase
  in equal monthly installments of $163
  including interest at 18.6%, per
  annum, through June 2000. The rate
  is collateralized by the equipment purchased.                 $ 3,812

Note payable for equipment purchase in
  equal monthly installments of $136,
  including interest at 16.85%, per
  annum, through July 2000. The rate is
  collateralized by the equipment purchased.                      3,406

Note payable for equipment purchase in
  equal monthly installments of $135,
  including interest at 16.85%, per
  annum through July 2000. The note is
  collateralized by the equipment purchased.                      3,378

Note payable for equipment purchase in
  equal monthly installments of $152,
  including interest at 16.85%, per
  annum, through September 2000. The rate is
  collateralized by equipment purchased.                          3,995
                                                                -------

                                                                 14,591

Less: current portion                                             4,871
                                                                -------

                                                                $ 9,720
                                                                =======

      As of December 31, 1997, the future maturities were as follows:

      YEARS ENDED
      DECEMBER 31,
      ------------

          1998                                                  $ 4,871
          1999                                                    5,721
          2000                                                    3,999
                                                                -------
                                                                $14,591
                                                                =======

11.   COMMITMENTS AND CONTINGENCY

      Leases

      The Company is committed under noncancellable leases for office and research space requiring minimum annual rents through August 2002. Certain leases also require rents for real estate taxes and operating expenses. In addition, in 1997 and 1996, the Company issued landlords 7,321 and 21,336, respectively, shares of common stock in exchange for: (1) $35,593 and $20,000, respectively, of future rent payable in equal installments over 8 1/2 and 36 months, respectively, and (2) in 1997, a deposit of $8,333.

      For the years ending December 31, 1997 and 1996, rent expense was $121,637 and $55,192, respectively.

      As of December 31, 1997, future minimum annual rents were as follows:

      YEARS ENDED
      DECEMBER 31,
      ------------
         1998                                                  $131,940
         1999                                                    77,700
         2000                                                    64,800
         2001                                                    64,800
         2002                                                    43,200
                                                               --------
                                                               $382,440
                                                               ========

      Employment Agreements

      In June 1996, the Company entered into an employment agreement with an officer (chief executive officer and president) through June 2001, which annually shall automatically be extended for one year beginning on the fifth anniversary of the agreement. The agreement provides for an annual base compensation of $150,000, with annual increases based on cost of living increases, plus increases up to $100,000, if the Company's gross revenues are in excess of $10,000,000 and if income before interest and income taxes are 10% of gross revenues. Upon death, the executive or his estate shall receive an amount equal to one year's base salary, payable over 12 months. Upon permanent disability, the officer shall receive an amount equal to three times the base salary, payable over 36 months, plus insurance and other benefits, etc. for three years. Upon termination by the Company, the officer shall receive an amount equal to the balance of the agreement, payable upon termination, plus insurance and other benefits, etc., for two years. Upon nonrenewal of the agreement by the Company, the officer shall receive one year's base salary payable over 12 months. Upon termination within nine months of a change in control of the Company, the officer shall receive an amount equal to the balance of the agreement, but for no less than a three year period.

      During 1996 and 1997, the Company also entered into employment agreements with five additional officers for terms of four years, except one with a term of two years, and all are automatically renewable for two year terms, unless terminated. The agreements provided for annual base salaries of $120,000, $100,000, $80,000 and $80,000, subject to increases for annual cost of living adjustments.

      One officer is also entitled to receive additional compensation equal to 1-1/2% of the net sales proceeds, as defined, of the Company's products within the United States. Another officer is entitled to receive additional compensation equal to 3% of the net sales proceeds of the Company's products outside North America. The agreements also provide for severance payments upon death, permanent disabilities or termination by the Company of the officer equal to six months base salary, plus insurance and other benefits for six months.

     On November 24, 1997, the Company entered into an employment agreement with the president of Trans-World (Note 4) for a period of two years, requiring an annual salary of $88,000, plus annual increases for CPI.

     In November 1997, the Company entered into a business consulting agreement with a stockholder commencing January 1, 1998 through December 1998, in exchange for $7,813, per month.


     Insurance

      Transworld did not carry workers' compensation insurance from inception through February 24, 1998. Although there have been no claims covering this period, through February 24, 1998, there can be no assurance that claims for this period will not be made. It is not possible for the Company to estimate a liability, if any.

12. INCOME TAXES

      For the years ended December 31, 1997 and 1996, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                                      1997            1996
                                                   ----------      ---------

       Net operating loss carryforwards           $ 1,300,000      $ 760,000
       Software costs                                (100,000)      (170,000)
       Less valuation allowance                    (1,200,000)      (550,000)
                                                  -----------      ---------

                                                      NONE         $  40,000
                                                      ====         =========

      As of December 31, 1997, and 1996, the tax effects of deferred income taxes were as follows:

                                                      1997            1996
                                                   ----------      ---------

       Net operating loss carryforwards            $2,100,000       $800,000
       Software costs                                (350,000)      (250,000)
       Less valuation allowance                    (1,750,000)      (550,000)
                                                   ----------       --------

                                                      NONE            NONE
                                                      ====            ====

      As of December 31, 1997, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $5,700,000, through 2012.

13.   CONCENTRATION OF CASH

      The Company, from time to time, had cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

14.   FORGIVENESS OF INDEBTEDNESS

      On September 17, 1996, the Company settled an accounts payable to a vendor of $110,528 in exchange for $25,000 in cash and the issuance of 3,500 shares of common stock of the Company (including 1,100 shares issued directly to the shareholder of the vendor). The Company valued the shares at $3, per share, the value of the private placement and, as such, recorded forgiveness of indebtedness income of $75,028.

15.   GOING CONCERN

      The Company has incurred net losses since inception and, as of December 31, 1997, its current liabilities exceeded their current assets by approximately $875,000. These factors raise doubt about the Company's ability to continue as a going concern. Management believes the net proceeds of recent and proposed financing and operations will provide the necessary cash to resolve these matters. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

16.   SUBSEQUENT EVENTS

      Convertible Notes Payable

      Through March 19, 1998, the Company borrowed $1,000,000, payable in two years, with interest at 8%, per annum, payable monthly or quarterly. The notes are collateralized by accounts receivable and inventory and are convertible into common stock, at $3.25, per share. In connection with the borrowing, the Company paid a fee to a consultant of $100,000 and 325,000 warrants. Each warrant is exercisable to purchase one share of common stock at $3.25, per share, commencing July 11, 1999 through February 8, 2003.

      Exercise of Warrants

      On February 28, 1998, warrants to purchase 100,000 shares of common stock have been exercised by a consultant, for a total of $200,000 (Note 3). The Company lowered the exercise price from $3 to $2.

     Consulting Agreements

     In January, 1998, the Company entered into a business consulting agreement through June 1999, in exchange for 300,000 warrants. Each warrant is excerisable to purchase one share of common stock at $3.00, per share, commencing July 11, 1999 through January 14, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  APOLLO INTERNATIONAL OF DELAWARE, INC.
                                  By: /s/ DAVID W. CLARKE
                                     ---------------------------
                                          David W. Clarke
                                          President and Chief Executive Officer

Dated:  April 15, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:


SIGNATURES                                     TITLE                                           DATE
----------                                     -----                                           ----

/s/ DAVID W. CLARKE                            President, Chief Executive Officer, and         April 15, 1998
----------------------------------             Chairman (PRINCIPAL EXECUTIVE OFFICER)
David W. Clarke

/s/ STEVEN D. SMITH                            Executive Vice President, Chief Operating       April 15, 1998
----------------------------------             Officer, and Director
Steven D. Smith

/s/ STUART M. FRANK                            Vice President, Chief Financial Officer, and    April 15, 1998
----------------------------------             Director (PRINCIPAL FINANCIAL AND ACCOUNTING
Stuart M. Frank                                OFFICER)

/s/ CHRISTINE CLEWES
----------------------------------             Vice President, Secretary and Director          April 15, 1998
Christine Clewes

/s/ FRANK MANCINI                              Director                                        April 15, 1998
----------------------------------
Frank J. Mancini

 /s/ GREGORY C. HAMILTON                       Director                                        April 15, 1998
----------------------------------
Gregory C. Hamilton

/s/                                            Director
----------------------------------
Willard S. Holt, III

/s/ CHIHKAI J. TANG                            Director                                        April 15, 1998
----------------------------------
Chihkai J. Tang

/s/                                            Director
----------------------------------
Matthias E. Lukens, Jr.