Form 10QSB
period 1998-03-31
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1998-05-20
CIK 1012750

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              /X/       THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1998

                                     OR

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR
              / /       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-22365

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                     --------------------------------------
         (Exact name of Small Business Issuer specified in its charter)

             Delaware                                59-3285046
             --------                                ----------
(State or other jurisdiction of            (I.R.S. Employer incorporation or
        organization)                             Identification No.)

                        6542 U.S. Highway 41, Suite 215
                          Apollo Beach, Florida 33572
                    (Address of principal executive offices)

                               --------------

                               (813-645-7677)
                         (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No      .
                                                              -----     -----

The number of shares of the Registrant's common stock outstanding at May 1, 1998 was 3,655,115 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                   ASSETS

                                                                            MARCH 31,                DECEMBER 31,
                                                                              1998                      1997
                                                                              ----                      ----
CURRENT ASSETS
  Cash                                                                    $      41,447             $        41,600
  Accounts receivable                                                           106,373                      57,512
  Inventory                                                                    1,116,051                  1,121,870
  Other  assets

                                                                                 175,917                     89,541
                                                                          --------------            ---------------

         TOTAL CURRENT ASSETS                                                  1,439,788                  1,310,523

DEFERRED SOFTWARE COSTS                                                        2,639,282                  2,425,583

FIXED ASSETS                                                                     216,683                    207,077
OTHER ASSETS                                                                      19,239                     15,492
                                                                          -------------             ---------------

         TOTAL ASSETS
                                                                          $    4,314,992            $     3,958,675
                                                                          ==============            ===============





                                 (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                  (CONTINUED)


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                MARCH 31,               DECEMBER 31,
                                                                                  1998                     1997
                                                                              -------------             -----------
CURRENT LIABILITIES
  Overdraft                                                                   $          -            $       7,047
   Trade notes and accounts payable
     and accrued expenses                                                          858,693                  718,550
   Payroll taxes payable                                                            18,680                   55,153
   Notes payable - stockholders                                                  1,399,321                1,399,321
   Current portion of  notes
     Payable equipment                                                               4,721                    4,871
                                                                              ------------            -------------

         TOTAL CURRENT LIABILITIES                                               2,281,415                2,184,942

ACCOUNTS PAYABLE - NONCURRENT                                                      125,000                  125,000
NOTES PAYABLE - EQUIPMENT                                                           12,160                    9,720
NOTES PAYABLE - LONG-TERM                                                        1,000,000                       -
                                                                              ------------            ------------

         TOTAL LIABILITIES                                                       3,418,575                2,319,662
                                                                              ------------            -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    authorized:  5,000,000 shares;
    issued and outstanding:  none
  Common stock, $.01 par value;
    authorized:  15,000,000 shares;
    issued and outstanding:  3,655,115
    as of March 31, 1998 and 3,555,115 as of
    December 31, 1997                                                               29,717                   28,717
  Additional paid-in capital                                                     7,014,806                6,830,725
  Common stock warrants                                                            200,000
  Deficit                                                                       (6,335,857)              (5,193,170)
  Less prepaid rent                                                                (12,249)                 (27,259)
                                                                              ------------            -------------

         TOTAL STOCKHOLDERS' EQUITY
                                                                                   896,417                1,639,013
                                                                              ------------            -------------

                 TOTAL LIABILITIES
                 AND STOCKHOLDER'S EQUITY                                     $  4,314,992            $   3,958,675
                                                                              ============            =============





                                        APOLLO INTERNATIONAL OF DELAWARE, INC.
                                                      AND SUBSIDIARY

                                                 STATEMENT OF OPERATIONS

                                                       (UNAUDITED)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                       1998                   1997
                                                                   ------------         --------------
SALES                                                              $    108,964         $      437,799
COST OF SALES                                                           (93,202)              (234,525)
                                                                   ------------         --------------

        GROSS PROFIT                                                     15,762                203,274
                                                                   ------------         --------------

EXPENSES
  Research and development                                              (91,315)              (106,366)
  General and administrative                                           (994,866)              (394,456)
                                                                   ------------         --------------

        TOTAL EXPENSES                                               (1,086,181)              (500,822)
                                                                   ------------         --------------

        LOSS FROM OPERATIONS                                         (1,070,419)              (297,548)


INTEREST EXPENSE AND
  AMORTIZATION OF DISCOUNT
  AND DEFERRED FINANCING
  COSTS                                                                 (50,019)               (48,787)
                                                                   ------------         --------------

        LOSS BEFORE INCOME TAXES                                     (1,120,438)              (346,335)

INCOME TAXES                                                                  -                      -
                                                                   ------------         --------------

        NET LOSS                                                   $ (1,120,438)        $     (346,335)
                                                                   ============         ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                  3,052,929              2,811,434
                                                                   ============         ==============

LOSS PER COMMON SHARE                                              $      (0.37)        $        (0.12)


         NET LOSS                                                  $      (0.37)        $        (0.12)
                                                                   ============         ==============

                    APOLLO INTERNATIONAL OF DELAWARE, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)



                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                1998                    1997
                                                                            -------------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $ (1,120,438)            $  (346,335)
    Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization of discount
        and deferred financing costs                                                                       8,654
      Amortization of deferred software cost                                      90,387                  39,453
      Depreciation and amortization                                               14,205                   6,928
      Amortization of prepaid rent                                                15,010                   1,667
      Capitalization of software costs                                          (141,206)                (71,326)
      Increase (decrease) in cash from
        Accounts receivable                                                      (48,861)               (379,543)
        Inventory                                                                  5,820                  26,720
        Other current assets                                                     (90,542)                  2,942
        Other assets
        Trade notes and accounts
          Payable and accrued expenses                                           164,883                  90,325
        Payroll taxes payable                                                    (36,473)                 33,687
                                                                            ------------             -----------

       NET CASH USED IN OPERATING ACTIVITIES                                  (1,147,215)               (586,828)
                                                                            ------------             -----------
NET  CASH USED IN INVESTING ACTIVITIES
  Purchases of fixed assets                                                      (23,390)                (15,996)
                                                                            ------------             -----------





                                                       (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                                 (CONTINUED)



                                                                                       THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                              1998                      1997
                                                                          -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common Stock                                  $     200,000
  Proceeds from loans payable -  stockholders                                                            384,691
  Proceeds from note payable - other                                          1,000,000                    8,700
  Proceeds from loans payable - line of credit                                                           257,241
  Cost of proposed public offering                                                                       (36,091)
  Payments of loans payable                                                     (22,500)


        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                           1,177,500                  614,541
                                                                          -------------              -----------

        INCREASE (DECREASE)  IN CASH                                              6,895                   11,717

CASH - beginning                                                                 34,552                   34,099
                                                                          -------------             ------------

CASH - ENDING                                                             $      41,447             $     45,816
                                                                          =============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                                                  $      47,709             $      9,844
                                                                          =============             ============



                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  DESCRIPTION OF BUSINESS

    Apollo International of Delaware, Inc. (Company) develops, manufactures and distributes worldwide electric power protection and control products, utilizing computer and fiber optics technologies for industry and electric utilities.

2.  FINANCIAL STATEMENTS

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1997.

    In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements have been made.

    The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception and, as of March 31, 1998, its current liabilities exceeded its current assets by approximately $841,627. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional financing and significantly increasing its sales. Management is seeking additional financing for working capital, however, there is no assurance that the Company will be able to obtain additional financing, or if such financing is obtained, attain profitable operations and continue operations as a going concern.

3.  LOSS PER SHARE

    Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three months ended March 31, 1998 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share", which changes the calculations and disclosures of earnings per share. As of January 1, 1997 the Company adopted Statement No. 128 without material effect.

4.  PUBLIC OFFERING

    In July 1997, the Company closed its initial public offering and sold 800,000 shares of common stock at $5.00 per share, and 920,000 warrants at $.25 per warrant, resulting in net proceeds of approximately $3.16 million, all of which proceeds have been utilized.

5.  CONVERTIBLE NOTES PAYABLE

    Through March 19, 1998, the Company borrowed an aggregate of $1,000,000, payable in two years, with interest at 8%, per annum, payable quarterly as to $250,000 and monthly as to $750,000. The notes are collateralized by accounts receivable and inventory and are convertible into common stock at $3.25 per share. In connection with the borrowing, the Company paid a fee to a consultant of $100,000 and 325,000 warrants. Each warrant is exercisable to purchase one share of common stock at $3.25 per share, commencing July 11, 1999 through February 8, 2003.

6.  EXERCISE OF WARRANTS

    On February 28, 1998, warrants to purchase 100,000 shares of common stock had been exercised by a consultant for a total of $200,000. The Company lowered the exercise price from $3.00 to $2.00.

7.  CONSULTING AGREEMENTS

    In January, 1998, the Company entered into a business consulting agreement through June 1999, in exchange for 300,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of common stock at $3.00 per share, commencing July 11, 1999 through January 14, 2003.

    Effective January 1998, the Company entered into a business consulting agreement with a stockholder through December 1998, in exchange for $7,813 per month.

8.  SECURITIES AND EXCHANGE COMMISSION

    In March 1998 the Company received an informal letter of inquiry from the Securities and Exchange Commission ("SEC") requesting copies of certain documentation. The letter indicated that the inquiry was confidential and should not be regarded as an indication by the SEC that any violation of law has occurred, or as a reflection upon the merits of the Company's securities or upon any person or entity who effected transactions in the Company's securities. However, although the inquiry is informal, there is no assurance that a more formal inquiry will not follow. As a result of the preliminary nature of the inquiry, the Company is unable to predict whether this will result in adverse consequences to the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "anticipate," "estimate," "project," "intend," and similar expressions identify forward looking statements, which speak only as of the date such statements were made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control and cannot be predicted or quantified. Actual results may differ materially depending on a variety of important factors, including, among others referenced herein and in the Company's annual report on Form 10-KSB (File No. 0-22365), problems commonly encountered by companies seeking to commercialize new products such as unexpected delays in product development, production, and marketing; sources for sufficient capital for the Company's growth and operations; economic and political factors in nations of the Company's international customers; changes in economic conditions; demand for the Company's products and changes in the competitive environment.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain selected historical operating results for the Company as a percentage of net sales.

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     1998                1997
                                                                     ----                ----
 Net Sales                                                           100.0%            100.0%
 Cost of Goods Sold                                                   85.5%             53.6%
                                                                     ------            ------
 Gross Profit                                                         14.5%             46.4%
 Operating Expenses                                                  996.8%            114.4%
                                                                     ------            ------
 Loss from Operations                                               (982.3)%           (68.0)%


         Revenues. Gross revenues for the three months ended March 31, 1998 and March 31, 1997 were $108,964 and $437,799 respectively, generating gross profits of $15,762 and $203,274 for those same periods. The decrease in revenues between the first quarter of 1998 as compared to 1997 is due to fewer relays being shipped during the period. This reduction in shipments was due to both financial constraints as well as the impact on sales by earlier problems encountered in the field. In order to address and correct unit failures in the field, a quality committee was formed late in 1997 to analyze all the problems experienced in the field and to determine and correct all of the root causes for defects. Based on this approach, changes were implemented and replacement units have been shipped. The Company has engineered additional mechanical features to the FPR1 feeder protection relay which the Company expects to be completed by June 15, 1998. Subject to test results, this improved version of the FPR1 is expected to be in production in the third quarter of 1998.

         Operating Expenses. Operating expenses for the three months ended March 31, 1998 and 1997 were $994,866 and $394,456, respectively. This increase of 152.2%, while extremely significant, was primarily due to the transition undertaken by the Company in moving forward from a development stage company with no infrastructure to an operating company. Through most of 1997, the Company proceeded to slowly build the infrastructure, leased its own manufacturing facility, developed sales and marketing literature, hired several regional sales managers, and other personnel as needed. Because of the transition from development stage company to an operating company, the increase in operating expenses is not comparable. Some of the major increases are the amortization of deferred software costs, payroll expenses, rent, telephone, travel, professional fees including legal, accounting, and consulting, manufacturing rework, and business insurance. Further, some of these increases relate to the integration of Trans-World Powernet, Inc., an acquisition the Company made on November 24, 1997.

         When sales did not grow as expected (due to product and production difficulties), the Company embarked on a cost reduction program in December 1997 which continued into 1998. In order to reduce its payroll and payroll related costs, the Company terminated some employees and eliminated certain personnel positions at the start of 1998 and combined other positions and responsibilities as it deemed necessary. The net dollar effect of these changes which will be realized in 1998 amounted to approximately $450,000 on an annual basis. However, the Company has further reduced its payroll expenses in April, 1998 which is discussed under "Subsequent Events," below.

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

         For the three months ended March 31, 1998 and March 31, 1997, the Company incurred $91,315 and $106,366 of research and development costs respectively. The decrease of $15,051 was due primarily to less development costs being capitalized during this comparable period.

Factors Affecting Operating Results

         As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Additionally, the Company's expense levels are based entirely on its expectations as to future revenues and to a large extent are variable.

The Company anticipated that beta testing of the CMPR1, FPR2, and FPR3 products would commence in the second quarter of 1997 and would be ready for commercial marketing in the second and third quarter of 1997. Further, the Company anticipated that its most advanced NOVA relays would commence beta testing in the third quarter of 1997. However, the development, testing and commercialization of these products were delayed beyond the control of the Company. The Company experienced some difficulty with field units of the CMPR2, which product is the foundation from which the CMPR1 and other motor protection relays are derived. After various modifications and tests done in-house by the Company, the Company realized that a major redesign of the hardware was necessary in order to satisfy customer demands and to enhance the product's marketability. This project, which began in August, 1997, was completed in February 1998. The focusing of engineering on the further enhancement of the CMPR2 caused delays in anticipated shipments. However, the redesigned CMPR2 has been successfully shipped and installed beginning in February, with current outstanding orders from a number of customers for this unit. Although the Company believes that all issues regarding the CMPR2 product have been resolved, there is no assurance that new issues will not arise in the field which would require further modification.

         The Company also experienced some difficulty with the FPR1, a feeder protection relay in the Company's Solaris family of products. A team of engineers was established as a "quality circle" to identify and correct the root causes for each reported problem. Although the FPR1 was marketable in its present form, the Company has undertaken to redesign the unit in order to improve its performance and to make manufacturing the product easier by significantly reducing the production labor content of each unit. The Company recently completed the engineering phase and expects to commence testing during the second quarter of 1998. Depending on test results, it is anticipated that marketing and production will commence in the third quarter of this year.

         Although the Company believes that it has resolved functional and quality control issues with its commercialized CMPR2 and FPR1 products, there is no assurance that new issues regarding these or other products will not arise in the future. Any delays in production and marketing as a result of new problems with existing products or products in development may demand more financial and other resources than available to the Company which will have a material adverse effect on the Company and its operations.

         The Company, being cognizant of the fact that its product development schedules have been delayed, has entered into an agreement with a foreign protective relay manufacturer that will provide the Company with additional products to sell that are the functional equivalent of the Company's more advanced Solaris products that the Company planned to develop. The Company and its European counterpart are currently having translated into English the product software, documentation and spec sheets, which is expected to be
accomplished during the second quarter of 1998.   This will enable the Company
to market this proven technology in the third quarter of 1998 while continuing to develop strategically positioned advanced products.

         The Company expects to experience significant fluctuations to future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction of new technological developments, the introduction, enhancement, and market acceptance of new and existing products, the introduction of competing products, and general economic conditions. Further, the Company's products have


         Operating Expenses. Operating expenses for the three months ended March 31, 1998 and 1997 were $994,866 and $394,456, respectively. This increase of 152.2%, while extremely long sales cycles. As a result, the Company believes that period to period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance.

Liquidity and Capital Resources

         The Company's principal sources of capital have been the sales of its equity securities in the form of an initial public offering of common stock which occurred on July 16, 1997, proceeds from stockholders loans, proceeds from the Company's line of credit, and the proceeds from other loans payable.

         The Company's negative cash flow from operating activities was $1,147,215 in the first quarter of 1998 as compared to $586,828 in the first quarter of 1997. The decrease in cash from operating activities between the comparable periods resulted primarily from the net loss sustained due to lower sales and higher costs, reflective of the need to build an infrastructure and transition from a development stage company to an operating company. Also contributing to the negative cash flow from operating activities was an increase in capitalization of software costs.

         The Company received $1,177,500 net cash provided by financing activities for the quarter ended March 31, 1998 as compared to $614,541 in the first quarter of 1997. Proceeds from loans in the amount of $1,000,000 and the conversion of warrants in the amount of $200,000 accounted for the net cash provided by financing activities.

         As is typical of Company's which seek to develop new technologies or introduce products to a new market, delays in development and production of the Company's products have occurred, resulting in decreased revenues which the Company had otherwise anticipated would be available. The Company's learning curve and production problems encountered in the past resulted in higher costs than anticipated, which will be reflected in a higher cost of sales and continued pressure on gross profit margins for the products the Company delivers during 1998. Thus, the Company may not show profitability during 1998 and could show losses at the end of the 1998 fiscal year. Further, as indicated in Note 2 in the Notes to Financial Statements accompanying this Report, the Company has incurred net losses since inception and, as of March 31, 1998, its current liabilities exceeded its current assets by approximately $841,627. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and significantly increase sales. The Company is in the process of seeking immediate additional financing for operations and to further fund product development and expansion through marketing existing products during the next six months. Such additional capital may be accomplished through equity or debt financings. However, there is no assurance that any additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company and the Company may have to curtail its operations. Additional equity financing may involve substantial dilution to the interests of the Company's existing shareholders.

Subsequent Events

         On April 24, 1998, Steven D. Smith, the Company's Executive Vice President, Operations and a Director resigned both his position as an executive of the Company as well as his position as a member of the Company's Board of Directors. The resignation was accepted by the Company.

         On April 8, 1998, and again on April 10, 1998, the Company entered into a 30 day loan agreement with Robert K. Swatland, Vice President of Sales for a combined total of $120,000. The terms of the notes called for interest to be paid in the amount of $12,000 for use of the funds during the loan period.

         In April 1998, the Company reassessed its staffing needs for the immediate future and instituted an overall plan to further streamline costs and maximize its personnel resources. In that regard, the Company reduced the salary of David W. Clarke, the Company's President and Chief Executive Officer, to $100,000 from $150,000. Further the Company instituted staff reductions and salary reductions, while restructuring the responsibilities of others to eliminate overlapping job duties. The Company estimates the annual savings of these changes to be approximately $900,000. These savings are in addition to the payroll cost reductions implemented in January 1998. The Company believes that the remaining staff will be sufficient for its immediate and near term needs. The Company will assess its staffing needs periodically as it grows its business.

         On April 24, 1998, the Company entered into a 60 day loan agreement with Rainfest, Ltd. in the amount of $50,000. The loan is to be secured by accounts receivable of Trans-World Powernet, Inc., a subsidiary of Apollo, and personal guarantees by David W. Clarke, President, and Christine Clewes, Vice President of Marketing. In lieu of interest, Rainfest, Ltd. will receive 20,000 shares of the Company's Common Stock, subject to underwriter's lock-up.

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 The Company's subsidiary, Trans-World, and certain of Trans-World's employees, and Chihkai John Tang, President of Trans-World and a director of the Company, are defendants in a suit instituted by Tasnet, Inc. ("Tasnet") in or about May 1997 in the Circuit Court for the 6th Judicial District of Pinellas County, Florida. The plaintiff's complaint seeks injunctive relief and unspecified damages against certain employees of Trans-World based upon their alleged violations of covenants not to compete and against Trans-World and Mr. Tang for tortious interference with contractual relationships between Tasnet and the defendant-employees, and seeking to enjoin Trans-World from marketing its products and disgorgement of profits from sale of its products. Trans-World an the other defendants have denied liability. Mr. Tang and the other selling shareholders of Trans-World have agreed to indemnify the Company against any losses incurred in connection with this litigation and plan to vigorously defend the lawsuit. Trans-World and the Company believe that the lawsuit is without merit. However, there can be no assurance as to the outcome of the litigation. A result adverse to Trans-World would have a material adverse impact on the Company's business.

                 The Company is involved in other litigation relating to claims arising out of its operations in the normal course of business, none of which claims exceed ten percent of the Company's current assets. The Company does not believe that the adverse outcome of any such litigation would have a material adverse effect on the Company's operations.

ITEM 2.  CHANGES IN SECURITIES.

                 On February 28, 1998, 100,000 common stock purchase warrants were exercised by a consultant (Perryman Corporation, N.V.) for a total purchase price of $200,000. The original exercise price of $3.00 per share was reduced to $2.00 per share with respect to that exercise. The consultant has remaining 300,000 warrants exercisable at $3.00 per share. A total of 100,000 restricted shares of Common Stock were issued in respect of the exercise in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") because the transaction did not involve a public offering and the shares were acquired by an accredited investor with investment intent and the share certificate shall bear a restrictive legend accordingly.

                 During the first fiscal quarter of 1998, the Company borrowed an aggregate of $1,000,000 from individual lenders on the following dates:
$750,000 (March 19, 1998); $100,000 (January 28, 1998); $100,000 (February 5,
1998); and $50,000 (February 10, 1998). In respect thereof the Company issued secured convertible promissory notes in such amounts. The notes accrue interest at 8% per annum, payable quarterly on $250,000 of such loans and monthly on $750,000, commencing March 31, 1998. At the option of the holders, the notes are convertible into the Company's Common Stock commencing 90 days from the date of issuance of the respective notes. The conversion rate is $3.25 per share (divided into the then outstanding principal balance plus accrued and
unpaid interest on the date of conversion).   The Common Stock issuable upon
conversion of the notes is subject to a lock-up until July 11, 1999 pursuant to which the shares may not be sold or otherwise transferred without the consent of the Company's underwriter. Holders of the notes have piggy-back registration rights as well as a one-time demand registration right with respect to the Common Stock commencing July 11, 1999;

however, the demand right is available only upon request of the holders of 50%
of the Common Stock issuable upon conversion of the notes.    The notes were
issued in reliance on Section 4(2) of the 1933 Act because the transactions did not involve a public offering, and in accordance with the loan agreement, the investors were provided information about the Company and afforded an opportunity to ask questions about the information received, the notes were acquired with investment intent and neither the notes nor the underlying Common Stock may be sold or otherwise transferred except in accordance with registration or exemption therefrom under the 1933 Act.

         In connection with the forgoing $1,000,000 aggregate loan, on February 9, 1998, the Company issued to East Jet, Inc., a business consultant, a common stock purchase warrant for 325,000 shares of the Company's Common Stock, exercisable at $3.25 per share commencing July 11, 1999 and expiring February 8, 2003. The warrant was issued in reliance on Section 4(2) of the 1933 Act because the transaction did not involve a public offering, the consultant was provided information about the Company and afforded an opportunity to ask questions about the information received, the warrant was acquired with investment intent and it bears a legend accordingly. Also in connection with the foregoing loan, Imagine Holdings Corp. was paid a consulting fee of $100,000 by the Company.

         On January 15, 1998, the Company issued a restricted common stock purchase warrant to East Jet, Inc. for business consulting services. The warrant is exercisable for 300,000 shares of the Company's Common Stock at an exercise price of $3.00 per share commencing July 11, 1999 and expiring January 14, 2003. The warrant was issued in reliance on Section 4(2) of the 1933 Act because the transaction did not involve a public offering, the consultant was provided information about the Company and afforded an opportunity to ask questions about the information received, and the warrant was acquired with investment intent and it bears a legend accordingly.

                 [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

ITEM 6.   EXHIBITS AND FORM 8-K.

         Reports on Form 8-K: An amendment to Current Report on Form 8-K dated November 24, 1998 was filed on February 6, 1998 and contained audited financial statements of Trans-World Powernet, Inc. and pro forma consolidated financial statements of the Company (giving effect to the acquisition of Trans-World Powernet, Inc.).

         Exhibits:



EXHIBIT                                                                      FILING-STATUS-INCORPORATED
NUMBER                         EXHIBIT DESCRIPTION                                BY REFERENCE TO
------                         -------------------                    -----------------------------------------
 3.1            Amended and Restated Articles of Incorporation        Exhibit  3.1 to  Form SB-2  Registration
                                                                      Statement,  filed on December  17, 1997,
                                                                      File No. 333-18071

 3.2            Amended and Restated ByLaws                           Exhibit  3.2 to  Form SB-2  Registration
                                                                      Statement,  filed on December  17, 1996,
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

 4.2            Specimen of Warrant Certificate                       Exhibit 4.2 to Report on  Form 10-QSB,
                                                                      filed on August 14, 1997, File No.
                                                                      0-22365

 4.3            Warrant Agreement between  the Company and American   Exhibit 4.3 to Report on  Form 10-QSB,
                Stock Transfer & Trust Company, as Warrant Agent,     filed on August 14, 1997, File No.
                dated July 16, 1997                                   0-22365

10.1            Form   of  Warrant  issued   to  investors  in  the   Exhibit  4.4 to  Form SB-2  Registration
                Company's private  placement, dated  August 5, 1996   Statement,  filed on December  17, 1996,
                through November 14, 1996                             File No. 333-18071

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

10.4            Amended Warrant dated October 29, 1996  in favor of   Exhibit  10.4 to  Form  10-QSB  filed on
                Perryman Corporation N.V.                             August 14, 1997, File No. 0-22365



EXHIBIT                                                                      FILING-STATUS-INCORPORATED
NUMBER                         EXHIBIT DESCRIPTION                                BY REFERENCE TO
------                         -------------------
10.5            Warrant dated  June 25,  1996 in  favor of  Imagine   Exhibit  4.10 to Form  SB-2 Registration
                Holdings                                              Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.6            Warrant  dated  December  15,  1996   in  favor  of   Exhibit 4.11 to  Amendment No. 1 to Form
                Matthias E. Lukens, Jr.                               SB-2  filed on  March 6, 1997,  File No.
                                                                      333-18071

10.7            Form of Registration Rights  Agreement between  the   Exhibit  4.12 to Form  SB-2 Registration
                Company   and  private  placement  investors  dated   Statement  filed on  December 17,  1996,
                August 5, 1996 through November 14, 1996              File No. 333-18071

10.8            Form of  Registration Rights Agreement between  the   Exhibit  4.13 to Form  SB-2 Registration
                Company and certain investors dated in May, 1996      Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.9            Warrant dated  June 30,  1996 in  favor of  Imagine   Exhibit 4.14 to Amendment No. 1 Form SB-
                Holdings                                              2 Registration Statement filed on  March
                                                                      6, 1996, File No. 333-18071

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

10.15           Stock Purchase  Agreement between  the Company  and   Exhibit  10.4 to Form  SB-2 Registration
                Framan, a business entity, dated June 24, 1996        Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.16           Consulting  Agreement   between  the   Company  and   Exhibit  10.5 to Form  SB-2 Registration
                Perryman Corporation, N.V., dated May 10, 1996        Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.17           Amended and  Restated Consulting  Agreement between   Exhibit  10.6 to Form  SB-2 Registration
                the  Company and  Imagine Holdings,  dated June  1,   Statement  filed on  December 17,  1996,
                1996                                                  File No. 333-18071




EXHIBIT                                                                      FILING-STATUS-INCORPORATED
NUMBER                         EXHIBIT DESCRIPTION                                BY REFERENCE TO
------                         -------------------
10.18           Lease between  the Company  and South  Hillsborough   Exhibit 10.7 to Amendment No. 1 to  Form
                Community Bank  Office/Complex, Richard  L. Phagan,   SB-2  Registration  Statement, filed  on
                dated October 31, 1995                                March 6, 1997, File No. 333-18071

10.18.1         Lease between  the Company  and South  Hillsborough   Exhibit 10.7.1 to Form SB-2 Registration
                Community Bank  Office/Complex,  dated October  24,   Statement  filed on  December 17,  1996,
                1996                                                  File No. 333-18071

10.19           Amended and  Restated Consulting  Agreement between   Exhibit  10.8 to Form  SB-2 Registration
                the Company  and  Matthias  E.  Lukens,  Jr.  dated   Statement  filed on  December 17,  1996,
                November 30, 1996                                     File No. 333-18071

10.20           Consulting  Agreement between the Company and Frank   Exhibit  10.9 to Form  SB-2 Registration
                J. Mancini dated December 20, 1996                    Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.21           Agreement  between  the  Company and  Phasetronics,   Exhibit 10.10 to Form SB-2  Registration
                Inc. dated January 31, 1996                           Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.22           Agreement  between  the  Company and  Phasetronics,   Exhibit 10.11 to Form SB-2  Registration
                Inc. dated January 31, 1996                           Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.23           Sale of  Accounts Receivable  Agreement between the   Exhibit 10.12 to Form SB-2  Registration
                Company and  Queensbury,  Inc.  dated  October  31,   Statement  filed on  December 17,  1996,
                1996                                                  File No. 333-18071

10.24           Cash Advance and Security  Agreement and  amendment   Exhibit 10.13 to Form SB-2  Registration
                thereto between Frank J. Mancini and the Company      Statement  filed on  December 17,  1996,
                                                                      File No. 333-18071

10.24.1         Second  Amendment  to  Cash  Advance  and  Security   Exhibit    10.13.1    to    Form    SB-2
                Agreement dated May 19, 1997                          Registration Statement filed on December
                                                                      17, 1996, File No. 333-18071

10.24.2         Third   Amendment  to  Cash  Advance  and  Security   Exhibit    10.13.2    to    Form    SB-2
                Agreement dated May 27, 1997                          Registration Statement filed on December
                                                                      17, 1996, File No. 333-18071

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

10.27           Amended  and Restated License Agreement between the   Exhibit 10.16 to Form SB-2  Registration
                Company  and Matthias  E.  Lukens,  Jr., d/b/a  WHR   Statement  filed on  December 17,  1996,
                Partners, dated December 16, 1997                     File No. 333-18071



EXHIBIT                                                                      FILING-STATUS-INCORPORATED
NUMBER                         EXHIBIT DESCRIPTION                                BY REFERENCE TO
------                         -------------------



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

10.34           Financial  Advisor and Investment Banking Agreement   Exhibit 10.23 to Amendment No. 1 to Form
                between  the  Company  and  May  Davis  Group, Inc.   SB-2  Registration  Statement  filed  on
                dated July 16, 1997                                   March 6, 1997, File No. 333-18071.

10.35           Lease Agreement dated September 1, 1997               Exhibit  10.35 to  Form  10QSB  filed on
                                                                      November 18, 1997, File No. 0-22365

10.36           Agreement and Plan of Merger                          Exhibit  10.1  to   Form  8-K  filed  on
                                                                      December 9, 1997, File 0-22365

10.37           Executive Employment Agreement  between Trans-World   Exhibit  10.2  to   Form  8-K  filed  on
                and Chihkai J. Tang                                   December 9, 1997, File 0-22365

10.38           Shareholder's Voting  Agreement dated  November 24,   Exhibit  10.3  to   Form  8-K  filed  on
                1997                                                  December 9, 1997, File 0-22365

10.39           Form of Loan and Security Agreement                   Exhibit  10.39 to  Form 10-KSB  filed on
                                                                      May 15, 1998, File 0-22364

10.40           Secured Convertible Note for $750,000                 Exhibit 10.40 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.41           Secured Convertible Note for $100,000                 Exhibit 10.41 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.42           Secured Convertible Note for $100,000                 Exhibit 10.42 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364



EXHIBIT                                                                      FILING-STATUS-INCORPORATED
NUMBER                         EXHIBIT DESCRIPTION                                BY REFERENCE TO
------                         -------------------
10.43           Secured Convertible Note for $50,000                  Exhibit 10.43 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.44           Form of Registration Rights Agreement                 Exhibit 10.44 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.45           Consolidated Promissory Note for $750,000             Exhibit 10.45 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.46           Warrant in favor of Polynos Investments, N.V.         Exhibit 10.45 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.47           Warrant in favor of East Jet, Inc.                    Filed herewith

10.48           Warrant in favor of East Jet, Inc.                    Filed herewith

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

Date:    May 20, 1998.                      APOLLO INTERNATIONAL OF
                                            DELAWARE, INC.


                                            By: /s/  David W. clarke
                                               --------------------------------
                                                  David W. Clarke
                                                  President and Chief
                                                  Executive Officer


                                            By:  /s/  Stuart Frank
                                                -------------------------------
                                                  Stuart Frank
                                                  Chief Financial Officer