Form 10QSB/A
period 1998-03-31
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1998-05-22
CIK 1012750

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                               (Amendment No. 1)

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

                        6542 U.S. Highway 41, Suite 215
                          Apollo Beach, Florida 33572
                        -------------------------------
                    (Address of principal executive offices)

                               (813-645-7677)
                               --------------
                         (Issuer's telephone number)

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

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                     ASSETS
                                     ------

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
                                                                          ==============            ===============





                                 (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                  (CONTINUED)


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                MARCH 31,               DECEMBER 31,
                                                                                  1998                     1997
                                                                              -------------             -----------
CURRENT LIABILITIES
   Overdraft                                                                  $          -            $       7,047
   Trade notes and accounts payable
     and accrued expenses                                                          858,693                  718,550
   Payroll taxes payable                                                            18,680                   55,153
   Notes payable - stockholders                                                  1,399,321                1,399,321
   Current portion of  notes
   Payable equipment                                                                 4,721                    4,871
                                                                              ------------            -------------

         TOTAL CURRENT LIABILITIES                                               2,281,415                2,184,942

ACCOUNTS PAYABLE - NONCURRENT                                                      125,000                  125,000
NOTES PAYABLE - EQUIPMENT                                                           12,160                    9,720
NOTES PAYABLE - LONG-TERM                                                        1,000,000                        -
                                                                              ------------            -------------

         TOTAL LIABILITIES                                                       3,418,575                2,319,662
                                                                              ------------            -------------

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain selected historical operating results for the Company as a percentage of net sales.

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     1998                1997
                                                                     ----                ----
 Net Sales                                                           100.0%            100.0%
 Cost of Goods Sold                                                   85.5%             53.6%
                                                                     -----             -----
 Gross Profit                                                         14.5%             46.4%
 Operating Expenses                                                  996.8%            114.4%
                                                                     -----             -----
 Loss from Operations                                               (982.3)%           (68.0)%


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



EXHIBIT                                                                      FILING-STATUS-INCORPORATED
NUMBER                         EXHIBIT DESCRIPTION                                BY REFERENCE TO
------                         -------------------                    ----------------------------------------
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
10.43           Secured Convertible Note for $50,000                  Exhibit 10.43 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.44           Form of Registration Rights Agreement                 Exhibit 10.44 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.45           Consolidated Promissory Note for $750,000             Exhibit 10.45 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.46           Warrant in favor of Polynos Investments, N.V.         Exhibit 10.45 to Form 10-KSB filed on
                                                                      May 15, 1998, File 0-22364

10.47           Warrant in favor of East Jet, Inc.                    Exhibit 10.47 to Form 10-QSB filed on
                                                                      May 20, 1998, File 0-22365

10.48           Warrant in favor of East Jet, Inc.                    Exhibit 10.48 to Form 10-QSB filed on
                                                                      May 20, 1998, File 0-22365

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

Date:    May 22, 1998.                      APOLLO INTERNATIONAL OF
                                            DELAWARE, INC.


                                            By: /s/  David W. Clarke
                                                --------------------------------
                                                David W. Clarke
                                                President and Chief
                                                Executive Officer


                                            By: /s/  Stuart Frank
                                                --------------------------------
                                                Stuart Frank
                                                Chief Financial Officer