Form 10QSB
period 1998-06-30
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1998-08-11
CIK 1012750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    [X]    THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1998

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22365

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
          -------------------------------------------------------------
         (Exact name of Small Business Issuer specified in its charter)


           DELAWARE                                    59-3285046
------------------------------                      -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                         6542 U.S. HIGHWAY 41, SUITE 215
                           APOLLO BEACH, FLORIDA 33572
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (813-645-7677)
                            --------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of the Registrant's common stock outstanding at August 1, 1998 was 3,655,115 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                  JUNE 30,         DECEMBER 31,
                                                    1998              1997
                                                 ----------        ------------
CURRENT ASSETS
  Cash                                           $      852        $   41,600
  Accounts receivable                                45,556            57,512
  Inventory                                         963,212         1,121,870
  Other  assets                                     161,827            89,541
                                                 ----------        ----------

        TOTAL CURRENT ASSETS                      1,171,447         1,310,523

DEFERRED SOFTWARE COSTS                           2,609,458         2,425,583
FIXED ASSETS                                        226,507           207,077
OTHER ASSETS                                         13,652            15,492
                                                 ----------        ----------

        TOTAL ASSETS                             $4,021,064        $3,958,675
                                                 ==========        ==========



                                   (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                  JUNE 30,     DECEMBER 31,
                                                   1998           1997
                                                 -----------   -----------

CURRENT LIABILITIES
  Overdraft                                   $    39,416    $     7,047
   Trade notes and accounts payable
     and accrued expenses                       1,175,340        718,550
   Payroll taxes payable                          116,962         55,153
   Notes payable - stockholders                 1,562,831      1,399,321
   Current portion of  notes
     Payable equipment                              4,453          4,871
                                              -----------    -----------

        TOTAL CURRENT LIABILITIES             $ 2,899,002    $ 2,184,942

ACCOUNTS PAYABLE - NONCURRENT                     125,000        125,000
NOTES PAYABLE - EQUIPMENT                          10,998          9,720
NOTES PAYABLE - LONG-TERM                       1,142,983           --
                                              -----------    -----------

        TOTAL LIABILITIES                     $ 4,177,983    $ 2,319,662
                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    Authorized: 5,000,000 shares;
    issued and outstanding:  none
  Common stock, $.01 par value;
    Authorized: 15,000,000 shares;
    issued and outstanding: 3,655,115
    as of June 30, 1998 and 3,555,115 as of
    December 31, 1997                              29,717         28,717
  Additional paid-in capital                    7,014,805      6,830,725
  Common stock warrants                           200,000
  Deficit                                      (7,395,307)    (5,193,170)
  Less prepaid rent                                (6,134)       (27,259)
                                              -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY            $  (156,919)   $ 1,639,013
                                              -----------    -----------
         TOTAL LIABILITIES
         AND STOCKHOLDER'S EQUITY             $ 4,021,064    $ 3,958,675
                                              ===========    ===========


                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                                 AND SUBSIDIARY

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                         THREE  MONTHS                 SIX MONTHS
                                         ENDED JUNE 30,              ENDED JUNE 30,
                                     1998          1997            1998          1997
                                 ------------   -----------    ------------   -----------
SALES                            $    38,299    $     5,460    $   147,263    $   443,259
COST OF SALES                        (32,991)        (4,734)      (126,193)      (239,259)
                                 -----------    -----------    -----------    -----------

           GROSS PROFIT                5,308            726         21,070        204,000
                                 -----------    -----------    -----------    -----------
EXPENSES
  Research and development           (84,880        (94,830)      (176,195)      (201,196)
  General and administrative        (894,144)      (442,947)    (1,889,010)      (837,407)
                                 -----------    -----------    -----------    -----------

          TOTAL EXPENSES            (979,024)      (537,777)    (2,065,205)    (1,038,603)
                                 -----------    -----------    -----------    -----------

    LOSS FROM OPERATIONS            (973,716)      (537,051)    (2,044,135)      (834,603)

INTEREST EXPENSE AND
  AMORTIZATION OF DISCOUNT
  AND DEFERRED FINANCING COSTS       (85,733)       (44,306)      (135,752)       (93,092)
                                 -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES          (1,059,449)      (581,357)    (2,179,887)      (927,695)

INCOME TAXES                     -----------    -----------    -----------    -----------

              NET LOSS           $(1,059,449)   $  (581,357)   $(2,179,887)   $  (927,695)
                                 ===========    ===========    ===========    ===========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING               3,052,929      2,811,434      3,052,929      2,811,434
                                 ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE            $     (0.35)   $     (0.21)   $     (0.71)   $     (0.33)
                                 ===========    ===========    ===========    ===========

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                        SIX MONTHS
                                                       ENDED JUNE 30,
                                                   1998            1997
                                                -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      ($2,179,886)    ($927,695)
    Adjustments to reconcile net loss
    to net cash used in operating
    Activities:
      Amortization of discount
        And deferred financing costs                               17,308
      Amortization of deferred software cost       191,054         85,646
      Depreciation and amortization                 30,132         15,549
      Amortization of prepaid rent                  21,125          3,333
      Capitalization of software costs            (211,961)      (157,203)
      Increase (decrease) in cash from
        Accounts receivable                         11,955       (356,065)
        Inventory                                  158,658        (49,772)
        Other current assets                      (197,462)         5,927
        Other assets
        Trade notes and accounts
          Payable and accrued expenses             857,986        503,409
        Payroll taxes payable                       63,538        105,755
                                                -----------     ---------

       NET CASH USED IN OPERATING ACTIVITIES   ($1,254,861)     ($753,808)
                                               -----------      ---------
NET  CASH USED IN INVESTING ACTIVITIES
  Purchases of fixed assets                    ($   49,323)     ($ 30,211)
                                               -----------      ---------


                                   (CONTINUED)

                        APOLLO INTERNATIONAL OF DELAWARE, INC.
                                    AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                                      (CONTINUED)

                                                       SIX MONTHS
                                                      ENDED JUNE 30,
                                                    1998         1997
                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common Stock         $  200,000
  Proceeds from loans payable -  stockholders                 $  498,875
  Proceeds from note payable - other              1,142,983      183,700
  Proceeds from loans payable - line of credit                   257,241
  Cost of proposed public offering                              (187,560)
  Payments of loans payable                         (72,500)

        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                               1,270,483      752,256
                                                 ----------   ----------

        INCREASE (DECREASE)  IN CASH                (33,701)     (31,763)

CASH - beginning                                     34,553       34,099
                                                 ----------   ----------

CASH - ENDING                                    $      852   $    2,336
                                                 ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                         $   47,709   $   45,816
                                                 ==========   ==========

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

    The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception and, as of June 30, 1998, its current liabilities exceeded its current assets by approximately $1,727,555. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional financing and significantly increasing its sales. Management has received additional financing for working capital, however, there is no assurance that the Company will be able to obtain additional financing if necessary, or if such financing is obtained, attain profitable operations and continue operations as a going concern.

3.  LOSS PER SHARE

    Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three months and six months ended June 30, 1998 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

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

    On June 22, 1998, the Board of Directors of the Company approved the terms of an agreement (Omnibus Agreement) with Oak Point Investments, Inc. as Lender, and Frank J. Mancini as Line Lender, whereby the Company would receive cash advances up to an aggregate of $790,000 for operating capital, and up to a total of $250,000 as a creditors fund for the payment of outstanding accounts payable of the Company. In addition, a revolving line of credit up to $100,000 was set up for the sole purpose of purchasing material required to produce products. The cash advances and funds paid from the creditors fund shall be evidenced by a secured convertible promissory note, which note shall be convertible into the Company's common stock at a $1.00 per share conversion price (subject to underwriter's lock-up until July 10, 1999). The security for the cash advances and creditors funds drawn down by the Company will be a first security interest in the common stock of the Company's subsidiary, Trans-World Powernet, Inc. The line of credit will be evidenced by a secured promissory note, and will be secured by the Company's accounts receivable. Through June 30, 1998, the Company received $53,000.

    As part of the above Omnibus Agreement, the Company's outstanding debt as of May 31, 1998, in the amount of $2,428,045 (exclusive of accounts payable or funds subsequently received under the Omnibus Agreement) shall be convertible on a pro rata basis into the Company's common stock at a $1.00 per share conversion price subject to the underwriter's lock-up, and the exercise price for certain outstanding common stock purchase warrants shall be reduced to $1.00 per share also on a pro rata basis. The pro rata basis will be equal to the amount Lender provides the Company as a percentage of the total funding of $1,040,000. A finders fee is payable to G.A.R., Inc., equal to 4% of the loan proceeds actually advanced to or on behalf of the Company under the Omnibus Agreement.

6.  LOANS PAYABLE

    On April 24, 1998, the Company entered into a 60 day loan agreement with Rainfest, Ltd. in the amount of $50,000. The loan was non-interest bearing, but included the issuance of 20,000 shares of common stock of the Company, subject to the underwriter's lock-up. The loan was secured by the accounts receivable of Trans-World Powernet, Inc., a subsidiary of Apollo, and personal guarantees by David W. Clarke, President, and Christine Clewes, Vice

    President of Marketing. On June 2, 1998, the loan to Rainfest was repaid through a personal loan by John Tang, President of Trans-World Powernet, Inc. in the amount of $25,000, and a personal loan by Christine Clewes in the amount of $13,000. The balance of the amount due Rainfest of $12,000 was paid by the Company from operating funds. Both John Tang and Christine Clewes have their loan secured by the accounts receivable of Trans-World.

    On June 5, 1998, the Company entered into a loan agreement with Oak Point Investments, Inc. in the amount of $60,000. Repayment of the loan is to be made from the first $60,000 received by the Company of Trans-World Powernet, Inc. accounts receivable, with said receivables secured by a Lock Box. As part of this loan, 24,000 shares of the common stock of the Company, subject to the underwriter's lock-up, shall be issued to Oak Point Investments, Inc.

7.  SECURITIES AND EXCHANGE COMMISSION

    In March 1998 the Company received an informal letter of inquiry from the Securities and Exchange Commission ("SEC") requesting copies of certain documentation. The letter indicated that the inquiry was confidential and should not be regarded as an indication by the SEC that any violation of law has occurred, or as a reflection upon the merits of the Company's securities or upon any person or entity who effected transactions in the Company's securities. However, although the inquiry is informal, there is no assurance that a more formal inquiry will not follow. As a result of the preliminary nature of the inquiry, the Company is unable to predict whether this will result in adverse consequences to the Company. As of June 30, 1998, the Company had provided the SEC with copies of all requested documentation. The Company had not been notified by the SEC of any change to the status of this informal inquiry.

8.   OBSOLETE INVENTORY

     Due to the difficulties the Company experienced with the FPR1 and the CMPR2 in the field, major redesigns of both units were undertaken (See Factors Affecting Operating Results). As a result of these engineering redesigns, certain inventories became obsolete. After taking advantage of all returns to vendors, the net effect to the Company was a write-down of inventory in the amount of $202,714.39.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain selected historical operating results for the Company as a percentage of net sales.

                                                  SIX MONTHS
                                                 ENDED JUNE 30,
                                              1998           1997
                                            -------         ------

Net Sales                                     100.0%         100.0%
Cost of Goods Sold                             85.7%          54.0%
                                            -------         ------
Gross Profit                                   14.3%          46.0%
Operating Expenses                           1402.4%         234.3%
                                            -------         ------
Loss from Operations                        (1388.1)%       (188.3)%


        REVENUES. Gross revenues for the three months and six months ended June 30, 1998 were $38,299 and $147,263 respectively, generating gross profits of $5,308 and $21,070 for those same periods. During the comparable prior year periods, revenues were $5,460 and $443,259, which generated gross profits of $726 and $204,000. The increase in revenues between the second quarter of 1998 as compared to the same quarter in 1997 is due to an increase in the number of relays that were shipped during the period. For the six months ended June 30, 1998 and 1997, revenues were $295,996 less in 1998 primarily because of fewer overall relays that were shipped. This reduction in shipments was due to both financial constraints as well as the impact on sales caused by the need for the Company to redesign its FPR1 relay. Because of problems encountered in the field, a quality committee was formed late in 1997 to analyze all the problems experienced in the field and to determine and correct all of the root causes for defects. Based on this approach, it was decided by the Company that the mechanical portion of the relay had to be redesigned. The Company has engineered additional mechanical features into the FPR1 feeder protection relay, now called the FPR1A, which the Company completed on June 15, 1998. Subject to test results, this improved version of the FPR1 is expected to be in production in the third quarter of 1998.

     OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1998 and 1997 were $894,144 and $442,947, respectively. This increase of $451,197, or 101.9.1%, while extremely significant, was primarily due to the transition undertaken by the Company in moving forward from a development stage company with no infrastructure to an operating company. For the six months ended June 30, 1998 and 1997, operating expenses were $1,051,603 greater in 1998 as compared to 1997. Through most of 1997, the Company proceeded to slowly build the infrastructure, leased its own manufacturing facility, developed sales and marketing literature, hired several regional sales managers, and other personnel as needed. Because of the transition from a development stage company to an operating company, the increase in operating expenses is not entirely comparable. Some of the major increases are the amortization of deferred software costs, payroll expenses, rent, telephone, travel, professional fees including legal, accounting, and consulting, manufacturing rework, the scrapping of obsolete inventory (See Note 8 to Financial Statements), and business insurance. Further, some of these increases relate to the integration of Trans-World Powernet, Inc., an acquisition the Company made on November 24, 1997.

        When sales did not grow as expected (due to product and production difficulties), the Company embarked on a cost reduction program in December 1997 which continued into 1998. In order to reduce its payroll and payroll related costs, the Company terminated some employees and eliminated certain personnel positions at the start of 1998. The Company also combined some other positions and responsibilities as it deemed necessary. On April 24, 1998, Steven D. Smith, the Company's Executive Vice President of Operations and a Director resigned both his position as an executive of the Company as well as his position as a member of the Company's Board of Directors. In April, 1998, the Company reduced the salary of David W. Clarke, the Company's President and Chief Executive Officer, to $100,000 from $150,000. On May 27, 1998, Christine Clewes, the Company's Vice President of Marketing and a Director resigned her position as an executive of the Company. On June 22, 1998 the Board of Directors accepted her resignation. On June 22, 1998, the Employment Agreement between David W. Clarke, President, and the Company was mutually terminated, except that the confidentiality and non-competition provisions of the Employment Agreement shall survive termination of such agreement. Mr. Clarke will be employed by the Company on an "at will" basis as the Company's President at a base salary of $100,000 per year. On June 22, 1998, Stuart M. Frank, the Company's Chief Financial Officer was appointed Chief Executive Officer, replacing Mr. Clarke in that position. Mr. Frank will retain his duties and position as Chief Financial Officer of the Company. The net dollar effect reduction of these personnel changes will amount to approximately $1,000,000 on an annualized basis.

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

        For the three months ended June 30, 1998 and June 30, 1997, the Company incurred $84,880 and $94,830 of research and development costs respectively. The decrease of $9,950 was due primarily to less development costs being capitalized during this comparable period. For the six months ended June 30, 1998 and 1997, research and development costs were $176,195 and $201,196 respectively. The reduction in engineering staff also contributed to this decrease.

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

        The Company also experienced some difficulty with the FPR1, a feeder protection relay in the Company's Solaris family of products. A team of engineers was established as a "quality circle" to identify and correct the root causes for each reported problem. Although the FPR1 was marketable in its present form, the Company redesigned the unit in order to improve its performance and to make manufacturing the product easier by significantly reducing the production labor content of each unit. The Company recently completed the engineering phase and is in the process of beta testing this unit. Depending on test results, it is anticipated that marketing and production will commence in the third quarter of this year.

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

        The Company, being cognizant of the fact that its product development schedules have been delayed, has entered into an agreement with a foreign protective relay manufacturer that will provide the Company with additional products to sell that are the functional equivalent of the Company's more advanced Solaris products that the Company planned to develop. The Company and its European counterpart are currently having translated into English the product software, documentation and spec sheets, which, for the most part, has been accomplished. These products will enable the Company to market this proven technology in the third quarter of 1998 while continuing to develop strategically positioned advanced products.

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

IMPACT OF THE YEAR 2000

           The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. All of the Company's software applications used in all of its products are in compliance with the Year 2000 issue, and therefore, the Company believes there will be no material impact on its business.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of capital have been the sales of its equity securities in the form of an initial public offering of common stock which occurred on July 16, 1997, proceeds from stockholders loans, proceeds from the Company's line of credit, and the proceeds from other loans payable.

        The Company's negative cash flow from operating activities was $1,254,861 in the first six months of 1998 as compared to a negative cash flow of $753,808 during the comparable prior year period. The decrease in cash from operating activities between the comparable periods resulted primarily from the net loss sustained due to lower sales and higher costs, reflective of the need to build an infrastructure, and the transition from a development stage company to an operating company. Also contributing to the negative cash flow from operating activities was an increase in capitalization of software costs.

        The Company received $1,270,483 net cash provided by financing activities for the six months ended June 30, 1998 as compared to $752,256 in the first six months of 1997. Proceeds from loans in the amount of $1,142,983 and the conversion of warrants in the amount of $200,000 accounted for the net cash provided by financing activities.

        As is typical of Company's which seek to develop new technologies or introduce products to a new market, delays in development and production of the Company's products have occurred, resulting in decreased revenues which the Company had otherwise anticipated would be available. The Company's learning curve and production problems encountered in the past resulted in higher costs than anticipated, which will be reflected in a higher cost of sales and continued pressure on gross profit margins for the products the Company delivers during 1998. Thus, the Company may not show profitability during 1998 and could show losses at the end of the 1998 fiscal year. Further, as indicated in Note 2 in the Notes to Financial Statements accompanying this Report, the Company has incurred net losses since inception and, as of June 30, 1998, its current liabilities exceeded its current assets by approximately $1,727,555. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and significantly increase sales. The Company is in the process of seeking immediate additional financing for operations and to further fund product development and expansion through marketing existing products during the next six months. Such additional capital may be accomplished through equity or debt financings. Although the Company expected certain funding under the Omnibus Agreement (See Note 5 to the Financial Statement), as of August 7, 1998, the Company has received net cash advances of $288,080. There is no assurance that any additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company and the Company may have to curtail its operations. Additional equity financing may involve substantial dilution to the interests of the Company's existing shareholders.

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

ITEM 2.  CHANGES IN SECURITIES

          The foregoing securities will be issued in reliance on Section 4(2) of the 1933 Act because the transactions did not involve a public offering. The recipients were provided information about the Company and afforded an opportunity to ask questions about the information received, and the securities were acquired with investment intent and will bear a legend accordingly.

          On June 22, 1998, the Board of Directors of the Company approved the issuance of 95,000 shares of Rule 144 common stock to several key employees of the Company. These shares were vested at 50% on July 17, 1998 with the balance being vested on December 31, 1998, provided they are employed by the company on that date.

          On June 5, 1998, the Company approved the issuance of 24,000 shares of common stock of the Company to Oak Point Investments, Inc. in connection with a loan of $60,000.

          On April 24, 1998, the Company approved the issuance of 20,000 shares of common stock of the Company to Rainfest, Ltd. in connection with a loan of $50,000.

          On June 22, 1998, The Board of Directors of the Company approved for Stuart M. Frank, as an incentive for remaining with the Company and for assuming the additional duties of Chief Executive Officer, a common stock purchase warrant exercisable for 100,000 shares of the Company's common stock at an exercise price of $1.00 per share, and 100,000 shares of Rule 144 common stock as bonus shares. The warrant has a term of five years and is first exercisable as to the number of shares and schedule as follows, provided on each such date Mr. Frank's employment with the Company has not been terminated for cause under his employment agreement with the Company or Mr. Frank has not voluntarily terminated his employment with the Company: 50,000 shares on June 14, 1998; 25,000 shares on September 30, 1998; and 25,000 shares on December 31, 1998. The Rule 144 common stock as bonus shares according to the following schedule, with the same employment requirements as under the warrant provisions above: 50,000 shares on December 31, 1998; 25,000 shares on March 31, 1999; and 25,000 shares on June 30, 1999.

          On June 22, 1998, as part of the Omnibus Agreement (See Note 5 to Financial Statements), the Board of Directors of the Company approved the issuance of a common stock purchase warrant to Helene W. Mancini, the wife of a Director and shareholder of the Company, exercisable for 160,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to the underwriter's lock-up. If Lender provides the Company with less than $1,040,000 (the loan proceeds), then such warrant shall be converted to $1.00 per share on a pro rata basis equal to the amount Lender provides the Company as a percentage of the total loan proceeds.

          On June 22, 1998, as part of the Omnibus Agreement (See Note 5 to Financial Statements), the Board of Directors of the Company approved the issuance a common stock purchase warrant to Frank J. Mancini, a Director and a shareholder of the Company, exercisable for 40,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to the underwriter's lock-up. If Lender provides the Company with less than $1,040,000 (the loan proceeds), then such warrant shall be converted to $1.00 per share on a pro rata basis equal to the amount Lender provides the Company as a percentage of the total loan proceeds.

ITEM 5.   OTHER INFORMATION

          On June 22, 1998, as part of the Omnibus Agreement (See Note 5 to Financial Statements), the Board of Directors of the Company approved the re-pricing of outstanding stock options of current employees to $2.00 per share, the fair market value at that date as set forth under the Company's 1996 Stock Option Plan. Also in connection with the Omnibus Agreement, the Board of Directors approved the change in exercise price for outstanding common stock purchase warrants held by Perryman Corporation, N.V. from $3.00 per share to $1.00 per share; a change in exercise price for outstanding common stock purchase warrants held by East Jet, Inc. from $3.25 per share to $1.00 per share; and a change in exercise price for outstanding common stock purchase warrants held by Imagine Holdings, Inc. from $5.50 per share and $4.00 per share to $1.00 per share. The Omnibus Agreement states that in the event Lender provides the Company with less than $1,040,000 (the loan proceeds), then the outstanding common stock purchase warrants indicated above as held by Perryman Corporation, N.V., East Jet, Inc., and Imagine Holdings, Inc. shall be converted to $1.00 per share on a pro rata basis equal to the amount Lender provides the Company as a percentage of the total loan proceeds.

                     [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

ITEM 6. EXHIBITS AND FORM 8-K.

        REPORTS ON FORM 8-K: None

        EXHIBITS:

EXHIBIT                                                         FILING-STATUS-INCORPORATED
NUMBER                    EXHIBIT DESCRIPTION                         BY REFERENCE TO
--------                  -------------------               ------------------------------------
    3.1       Amended and Restated Articles of             Exhibit 3.1 to Form SB-2 Registration
              Incorporation                                Statement, filed on December 17, 1997,
                                                           File No. 333-18071

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

    4.2       Specimen of Warrant Certificate              Exhibit 4.2 to Report on Form 10-QSB,
                                                           filed on August 14, 1997, File No.
                                                           0-22365

    4.3       Warrant Agreement between the Company and    Exhibit 4.3 to Report on Form 10-QSB,
              American Stock Transfer & Trust Company,     filed on August 14, 1997, File No.
              as Warrant Agent, dated July 16, 1997        0-22365

   10.1       Form of Warrant issued to investors in the   Exhibit 4.4 to Form SB-2 Registration
              Company's private placement, dated August    Statement, filed on December 17, 1996,
              5, 1996 through November 14, 1996            File No. 333-18071

   10.2        Warrant dated September 26, 1996 in favor   Exhibit 4.5 to Form SB-2 Registration
               of Steven D. Smith, as amended              Statement, filed on December 17, 1996,
                                                           File No. 333-18071

   10.3        Warrant dated September 26, 1996 in favor   Exhibit 4.6 to Form SB-2 Registration
               of Don P.Louw, as amended                   Statement, filed on December 17, 1996,
                                                           File No. 333-18071

   10.4        Amended Warrant dated October 29, 1996 in   Exhibit 10.4 to Form 10-QSB filed on
               favor of Perryman Corporation N.V.          August 14, 1997, File No. 0-22365

   10.5        Warrant dated June 25, 1996 in favor of     Exhibit 4.10 to Form SB-2 Registration
               Imagine Holdings                            Statement filed on December 17, 1996,
                                                           File No. 333-18071


EXHIBIT                                                         FILING-STATUS-INCORPORATED
NUMBER                    EXHIBIT DESCRIPTION                         BY REFERENCE TO
--------                  -------------------               ------------------------------------
   10.6       Warrant dated  December 15, 1996 in favor of  Exhibit 4.11 to Amendment No. 1 to
              Matthias E. Lukens, Jr.                       Form SB-2  filed on March 6, 1997,
                                                            File No. 333-18071

   10.7       Form of Registration Rights Agreement         Exhibit 4.12 to Form SB-2 Registration
              between the Company and private placement     Statement filed on December 17, 1996
              investors dated August 5, 1996 through        File No. 333-18071
              November 14, 1996

   10.8       Form of Registration Rights Agreement         Exhibit 4.13 to Form SB-2 Registration
              between the Company and certain investors     Statement filed on December 17, 1996,
              dated in May, 1996                            File No. 333-18071

   10.9       Warrant dated June 30, 1996 in favor of       Exhibit 4.14 to Amendment No. 1
              Imagine Holdings                              Form SB-2 Registration Statement
                                                            filed on March 6, 1996,
                                                            File No. 333-18071

   10.10      Warrant dated November 1, 1996 in favor of    Exhibit 4.15 to Amendment No. 1 to
              Robert Swatland                               Form SB-2 Registration Statement
                                                            filed on March 6, 1997,
                                                            File No. 333-18071

   10.11      Underwriters' Warrant dated July 16, 1997     Exhibit 10.11 to Form 10-QSB filed
                                                            on August 14, 1997, File No. 0-22365

   10.12      1996 Stock Option Plan                        Exhibit 10.1 to Form SB-2 Registration
                                                            Statement filed on December 17, 1996,
                                                            File  No. 333-18071

   10.13      Stock Purchase Agreement between the          Exhibit 10.2 to Form SB-2 Registration
              Company and Christine Clewes, dated June      Statement filed on December 17, 1996,
              13, 1996                                      File No. 333-18071

   10.14      Stock Purchase Agreement between the          Exhibit 10.3 to Form SB-2 Registration
              Company and Frank Mancini, dated              Statement filed on December 17, 1996,
              June 24, 1996                                 File No. 333-18071

   10.15      Stock Purchase Agreement between the          Exhibit 10.4 to Form SB-2 Registration
              Company and Framan, a business entity,        Statement filed on December 17, 1996,
              dated June 24, 1996                           File No. 333-18071

   10.16      Consulting Agreement between the Company      Exhibit 10.5 to Form SB-2 Registration
              and Perryman Corporation, N.V., dated         Statement filed on December 17, 1996,
              May 10, 1996                                  File No. 333-18071

   10.17      Amended and Restated Consulting Agreement     Exhibit 10.6 to Form SB-2 Registration
              between the Company and Imagine Holdings,     Statement filed on December 17, 1996,
              dated June 1, 1996                            File No. 333-18071

   10.18      Lease between the Company and South           Exhibit 10.7 to Amendment No. 1 to
              Hillsborough Community Bank Office/Complex,   Form SB-2 Registration Statement,
              Richard L. Phagan, dated October 31, 1995     filed on March 6, 1997,
                                                            File No. 333-18071


EXHIBIT                                                         FILING-STATUS-INCORPORATED
NUMBER                    EXHIBIT DESCRIPTION                         BY REFERENCE TO
--------                  -------------------               ------------------------------------
   10.18.1    Lease between the Company and South           Exhibit 10.7.1 to Form SB-2 Registration
              Hillsborough Community Bank Office/Complex,   Statement filed on December 17, 1996,
              dated October 24, 1996                        File No. 333-18071

   10.19      Amended and Restated Consulting Agreement     Exhibit 10.8 to Form SB-2 Registration
              between the Company and Matthias E. Lukens,   Statement filed on December 17, 1996,
              Jr. dated November 30, 1996                   File No. 333-18071

   10.20      Consulting Agreement between the Company      Exhibit 10.9 to Form SB-2 Registration
              and Frank J. Mancini dated December 20, 1996  Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.21      Agreement between the Company and             Exhibit 10.10 to Form SB-2 Registration
              Phasetronics, Inc. dated January 31, 1996     Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.22      Agreement between the Company and             Exhibit 10.11 to Form SB-2 Registration
              Phasetronics, Inc. dated January 31, 1996     Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.23      Sale of Accounts Receivable Agreement         Exhibit 10.12 to Form SB-2 Registration
              between the Company and Queensbury, Inc.      Statement filed on December 17, 1996,
              dated October 31, 1996                        File No. 333-18071

   10.24      Cash Advance and Security Agreement and       Exhibit 10.13 to Form SB-2 Registration
              amendment thereto between Frank J. Mancini    Statement filed on December 17, 1996,
              and the Company                               File No. 333-18071

   10.24.1    Second Amendment to Cash Advance and          Exhibit 10.13.1 to Form SB-2 Registration
              Security Agreement dated May 19, 1997         Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.24.2    Third Amendment to Cash Advance and           Exhibit 10.13.2 to Form SB-2 Registration
              Security Agreement dated May 27, 1997         Statement filed on December 17, 1996,
                                                            File  No. 333-18071

   10.25      Form of Indemnification Agreement for         Exhibit 10.14 to Form SB-2 Registration
              directors and officers                        Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.26      Revolving Line of Credit Agreement between    Exhibit 10.15 to Form SB-2 Registration
              the Company and Queensbury, Inc.              Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.27      Amended and Restated License Agreement        Exhibit 10.16 to Form SB-2 Registration
              between the Company and Matthias E. Lukens,   Statement filed on December 17,
              Jr., d/b/a WHR Partners, dated                File No. 1997 333-18071
              December 16, 1996,




EXHIBIT                                                         FILING-STATUS-INCORPORATED
NUMBER                    EXHIBIT DESCRIPTION                         BY REFERENCE TO
--------                  -------------------               ------------------------------------
   10.28      Stock Purchase Agreement between the          Exhibit 10.17 to Form SB-2 Registration
              Company and Matthias E. Lukens, Jr., d/b/a    Statement filed on December 17, 1996,
              WHR Partners dated December 16, 1997          File No. 333-18071

   10.29      Executive Employment Agreement between the    Exhibit 10.18 to Form SB-2 Registration
              Company and David W. Clarke                   Statement filed on December 17, 1996,
                                                            File  No. 333-18071

   10.30      Executive Employment Agreement between the    Exhibit 10.19 to Form SB-2 Registration
              Company and Christine Clewes                  Statement filed on December 17, 1996,
                                                            File  No. 333-18071

   10.31      Executive Employment Agreement between the    Exhibit 10.20 to Form SB-2 Registration
              Company and Donald P. Louw                    Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.32      Executive Employment Agreement between the    Exhibit 10.21 to Form SB-2 Registration
              Company and Steven D. Smith                   Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.33      Executive Employment Agreement between the    Exhibit 10.22 to Form SB-2 Registration
              Company and Robert Swatland                   Statement filed on December 17, 1996,
                                                            File No. 333-18071

   10.34      Financial Advisor and Investment Banking      Exhibit 10.23 to Amendment  No. 1
              Agreement between the Company and May Davis   to Form SB-2 Registration Statement
              Group, Inc. dated July 16, 1997               filed on March 6, 1997, File No. 333-18071.

   10.35      Lease Agreement dated September 1, 1997       Exhibit 10.35 to Form 10QSB filed
                                                            on November 18, 1997, File No. 0-22365

   10.36      Agreement and Plan of Merger                  Exhibit 10.1 to Form 8-K filed on
                                                            December 9, 1997, File 0-22365

   10.37      Executive Employment Agreement between        Exhibit 10.2 to Form 8-K  filed on
              Trans-World and Chihkai J. Tang               December 9, 1997, File 0-22365

   10.38      Shareholder's Voting Agreement dated          Exhibit 10.3 to Form 8-K filed on
              November 24, 1997                             December 9, 1997, File 0-22365

   10.39      Form of Loan and Security Agreement           Exhibit 10.39 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364

   10.40      Secured Convertible Note for $750,000         Exhibit 10.40 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364

   10.41      Secured Convertible Note for $100,000         Exhibit 10.41 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364


EXHIBIT                                                         FILING-STATUS-INCORPORATED
NUMBER                    EXHIBIT DESCRIPTION                         BY REFERENCE TO
--------                  -------------------               ------------------------------------
   10.42      Secured Convertible Note for $100,000         Exhibit 10.42 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364

   10.43      Secured Convertible Note for $50,000          Exhibit 10.43 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364

   10.44      Form of Registration Rights Agreement         Exhibit 10.44 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364

   10.45      Consolidated Promissory Note for $750,000     Exhibit 10.45 to Form 10-KSB filed
                                                            on May 15, 1998, File 0-22364

   10.46      Warrant in favor of Polynos Investments,      Exhibit 10.45 to Form 10-KSB filed
              N.V.                                          on May 15, 1998, File 0-22364

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



Date:   August _____, 1998.                        APOLLO INTERNATIONAL OF
                                                   DELAWARE, INC.

                                                   By:
                                                      -------------------------
                                                      David W. Clarke
                                                      President

                                                   By:
                                                      -------------------------
                                                      Stuart Frank
                                                      Chief Financial Officer