Form 10QSB
period 1998-09-30
APOLLO INTERNATIONAL OF DELAWARE INC
filed 1998-11-20
CIK 1012750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    [X]     THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22365

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
          -----------------------------------------------------------
         (Exact name of Small Business Issuer specified in its charter)

         DELAWARE                                  59-3285046
-------------------------------                  -----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                         6542 U.S. HIGHWAY 41, SUITE 215
                           APOLLO BEACH, FLORIDA 33572
                     ---------------------------------------
                    (Address of principal executive offices)

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

The number of shares of the Registrant's common stock outstanding at November 10, 1998 was 3,655,115 shares.

Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                   ASSETS          (UNAUDITED)
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1998              1997
                                                   ------------     ------------
CURRENT ASSETS
  Cash                                              $   16,214        $   41,600
  Accounts receivable                                   29,604            57,512
  Inventory                                          1,009,979         1,121,870
  Other assets                                         147,593            89,541
                                                    ----------        ----------
         TOTAL CURRENT ASSETS                        1,203,390         1,310,523

DEFERRED SOFTWARE COSTS                              2,810,403         2,425,583
FIXED ASSETS                                           223,155           207,077
OTHER ASSETS                                            16,804            15,492
                                                    ----------        ----------
         TOTAL ASSETS                               $4,253,752        $3,958,675
                                                    ==========        ==========

                                   (CONTINUED)



                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                    (UNAUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1998            1997
                                                     -----------    ------------
CURRENT LIABILITIES
  Overdraft                                          $         0     $     7,047
   Trade notes and accounts payable
     and accrued expenses                              1,499,903         718,550
   Payroll taxes payable                                 216,315          55,153
   Notes payable - stockholders                        1,612,732       1,399,321
   Current portion of notes
     Payable equipment                                     5,149           4,871
                                                     -----------     -----------
         TOTAL CURRENT LIABILITIES                   $ 3,334,099     $ 2,184,942

ACCOUNTS PAYABLE - NONCURRENT                            125,000         125,000
NOTES PAYABLE - EQUIPMENT                                  9,036           9,720
NOTES PAYABLE - LONG-TERM                              1,612,983            --
                                                     -----------     -----------
         TOTAL LIABILITIES                           $ 5,081,118     $ 2,319,662
                                                     ===========     ===========
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    Authorized: 5,000,000 shares;
    Issued and outstanding: none
  Common stock, $.01 par value;
    Authorized: 15,000,000 shares;
    Issued and outstanding: 3,655,115
    as of September 30, 1998 and 3,555,115 as of
    December 31, 1997                                     29,717          28,717
  Additional paid-in capital                           7,014,805       6,830,725
  Common stock warrants                                  200,000
  Deficit                                             (8,067,421)     (5,193,170)
  Less prepaid rent                                       (4,467)        (27,259)
                                                     -----------     -----------
         TOTAL STOCKHOLDERS' EQUITY                  $  (827,366)    $ 1,639,013
                                                     -----------     -----------
            TOTAL LIABILITIES
           AND STOCKHOLDER'S EQUITY                  $ 4,253,752     $ 3,958,675
                                                     -----------     -----------



                     APOLLO INTERNATIONAL OF DELAWARE, INC.

                                 AND SUBSIDIARY

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                        THREE MONTHS                     NINE MONTHS
                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                     1998             1997            1998            1997
                                 -------------    ------------    ------------    -----------
SALES                             $       541     $     9,499     $   147,803     $   311,758
COST OF SALES                          (2,280)           (493)       (128,474)       (147,068)
                                  -----------     -----------     -----------     -----------

            GROSS PROFIT               (1,739)          9,006          19,329         164,690
                                  -----------     -----------     -----------     -----------
EXPENSES
  Research and development            (23,115)        (73,511)       (199,311)       (274,707)
  General and administrative         (573,281)       (803,160)     (2,470,553)     (1,640,567)
                                  -----------     -----------     -----------     -----------

            TOTAL EXPENSES           (596,396)       (876,671)     (2,669,864)     (1,915,274)
                                  -----------     -----------     -----------     -----------

    LOSS FROM OPERATIONS             (598,135)       (867,665)     (2,650,535)     (1,750,584)

INTEREST EXPENSE AND
  AMORTIZATION OF DISCOUNT
  AND DEFERRED FINANCING COSTS        (73,916)        (81,570)       (201,393)       (174,662)
                                  -----------     -----------     -----------     -----------
LOSS BEFORE INCOME TAXES             (672,051)       (949,235)    $(2,851,928)     (1,925,246)

INCOME TAXES
                                  -----------     -----------     -----------     -----------

            NET LOSS              $  (672,051)    $  (949,235)    $(2,851,928)    $(1,925,246)
                                  ===========     ===========     ===========     ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                3,655,115       3,168,051       3,655,115       2,941,956
                                  ===========     ===========     ===========     ===========

LOSS PER COMMON SHARE             $     (0.18)    $     (0.30)    $     (0.78)    $     (0.65)
                                  ===========     ===========     ===========     ===========

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                       1998             1997
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          ($2,851,928)    ($1,925,246)
    Adjustments to reconcile net loss
    to net cash used in operating
    Activities:
      Amortization of discount
        And deferred financing costs                                     25,962
      Amortization of deferred software cost            296,137         140,035
      Depreciation and amortization                      47,204          25,972
      Amortization of prepaid rent                       22,792           9,167
      Capitalization of software costs                 (303,049)       (284,547)
      Increase (decrease) in cash from
        Accounts receivable                              27,907        (382,789)
        Inventory                                       111,891        (457,440)
        Other current assets                           (254,697)       (104,855)
        Other assets                                                     (2,337)
        Trade notes and accounts
          Payable and accrued expenses                1,032,443        (305,182)
        Payroll taxes payable                           175,452         (83,449)
                                                    -----------     -----------
          NET CASH USED IN OPERATING ACTIVITIES     ($1,695,848)    ($3,344,709)
                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES
  Purchases of fixed assets                         ($   62,974)    ($   81,071)
                                                    ===========     ===========


                                   (CONTINUED)

                     APOLLO INTERNATIONAL OF DELAWARE, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                   (CONTINUED)


                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                        1998           1997

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common Stock            $   200,000     $ 3,235,980
  Proceeds from loans payable -  stockholders                           537,084
  Proceeds from loans payable - line of credit                          257,241
  Proceeds from note payable - other                  1,612,983         194,200
  Payments of loans payable - line of credit                           (257,241)
  Proceeds from note payable - other                    (72,500)       (183,700)
  Payments of loans payable -  stockholders                            (160,993)

         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                 1,740,483       3,622,571
                                                    -----------     -----------
         INCREASE (DECREASE) IN CASH                    (18,339)        196,791

CASH - beginning                                         34,553          34,099
                                                      ---------      ----------
CASH - ending                                       $    16,214     $   230,890
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                            $    50,178     $   127,119
                                                    ===========     ===========

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

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception and, as of September 30, 1998, its current liabilities exceeded its current assets by approximately $2,130,709. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional financing and significantly increasing its sales. Management has received additional financing intermittently for working capital, and additional financing as necessary; however, there is no assurance that the Company will be able to obtain additional financing, or if such financing is obtained, attain profitable operations and continue operations as a going concern.

3.   LOSS PER SHARE

     Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three months and nine months ended September 30, 1998 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

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

5.   CONVERTIBLE NOTES PAYABLE

     Through March 19, 1998, the Company borrowed an aggregate of $1,000,000, payable in two years, with interest at 8%, per annum, payable quarterly as to $250,000 and monthly as to $750,000. The notes are collateralized by accounts receivable and inventory and are convertible into common stock at $3.25 per share. In connection with the borrowing, the Company paid a fee to a consultant of $100,000 and 325,000 warrants. Each warrant is exercisable to purchase one share of common stock at $3.25 per share, commencing July 11, 1999 through February 8, 2003. The conversion rate of the convertible debt and the exercise price of the warrants are subject to reduction under the terms of a subsequent agreement, described below.

     On June 22, 1998, the Board of Directors of the Company approved the terms of an agreement (Omnibus Agreement) with Oak Point Investments, Inc. as Lender, and Frank J. Mancini as Line Lender, whereby the Company would receive cash advances up to an aggregate of $790,000 for operating capital, and up to a total of $250,000 as a creditors fund for the payment of outstanding accounts payable of the Company. In addition, a revolving line of credit up to $100,000 was set up for the sole purpose of purchasing material required to produce products. The cash advances and funds paid from the creditors fund shall be evidenced by a secured convertible promissory note, which note shall be convertible into the Company's common stock at a $1.00 per share conversion price (subject to underwriter's lock-up until July 10, 1999). The security for the cash advances and creditors funds drawn down by the Company will be a first security interest in the common stock of the Company's subsidiary, Trans-World Powernet, Inc. The line of credit will be evidenced by a secured promissory note, and will be secured by the Company's accounts receivable. Through November 10, 1998, the Company received $663,000 in cash advances for operating capital and $50,000 through the revolving line of credit.

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

7.   SECURITIES AND EXCHANGE COMMISSION

     In March 1998 the Company received an informal letter of inquiry from the Securities and Exchange Commission ("SEC") requesting copies of certain documentation. The letter indicated that the inquiry was confidential and should not be regarded as an indication by the SEC that any violation of law has occurred, or as a reflection upon the merits of the Company's securities or upon any person or entity who effected transactions in the Company's securities. However, although the inquiry is informal, there is no assurance that a more formal inquiry will not follow. As a result of the preliminary nature of the inquiry, the Company is unable to predict whether this will result in adverse consequences to the Company. As of September 30, 1998, the Company had provided the SEC with copies of all requested documentation. The Company has not been notified by the SEC of any change to the status of this informal inquiry.


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


                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain selected historical operating results for the Company as a percentage of net sales.


                                                   NINE MONTHS
                                               ENDED SEPTEMBER 30,
                                           1998                 1997
                                           ----                 ----
Net Sales                                  100.0%             100.0%
Cost of Goods Sold                          87.0%              47.2%
                                          ------              -----
Gross Profit                                13.0%              52.8%
Operating Expenses                        1806.3%             614.4%
                                          ------              -----
Loss from Operations                     (1793.3)%           (561.6)%


     REVENUES. Gross revenues for the three months and nine months ended September 30, 1998 were $541 and $147,803 respectively, generating gross profits of $(1,739) and $19,329 for those same periods. During the comparable prior year periods, revenues were $9,499 and $311,758 which generated gross profits of $9,006 and $164,690. The decrease in revenues between the third quarter of 1998 as compared to the same quarter in 1997 is due to a decrease in the number of relays that were shipped during the period. For the nine months ended September 30, 1998 and 1997, revenues were $163,955 less in 1998 primarily because of fewer overall relays that were shipped. This reduction in shipments was due to both financial constraints as well as the impact on sales caused by the need for the Company to redesign its FPR1 relay. Because of problems encountered in the field, a quality committee was formed late in 1997 to analyze all the problems experienced in the field and to determine and correct all of the root causes for defects. Based on this approach, it was decided by the Company that the mechanical portion of the relay had to be redesigned. The Company has engineered additional mechanical features into the FPR1 feeder protection relay, now called the FPR1A, which the Company completed on June 15, 1998. Subject to test results, this improved version of the FPR1 was to be in production in the third quarter of 1998 , however, financial constraints delayed production. If the Company obtains needed additional financing under the Omnibus Agreement or other sources in the short term, production of the FPR1A should begin in the fourth quarter of 1998.

     OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1998 and 1997 were $596,396 and $876,671, respectively. This decrease of $280,275, or 32%, while extremely significant, was primarily due to the transition undertaken by the Company in moving forward from a development stage company with no infrastructure to an operating company. For the nine months ended September 30, 1998 and 1997, operating expenses were $754,590 greater in 1998 as compared to 1997. Through most of 1997, the Company proceeded to slowly build the infrastructure, leased its own manufacturing facility, developed sales and marketing literature, hired several regional sales managers, and other personnel as needed. Because of the transition from a development stage company to an operating company, the increase in operating expenses is not entirely comparable. Some of the major increases are the amortization of deferred software costs, payroll expenses, rent, telephone, travel, professional fees including legal, accounting, consulting, manufacturing rework, the scrapping of obsolete inventory (See Note 8 to Financial Statements)), and business insurance. Further, some of these increases relate to the integration of Trans-World Powernet, Inc., an acquisition the Company made on November 24, 1997.

     When sales did not grow as expected (due to product and production difficulties), the Company embarked on a cost reduction program in December 1997 which continued into 1998. In order to reduce its payroll and payroll related costs, the Company terminated some employees and eliminated certain personnel positions at the start of 1998. The Company also combined some other positions and responsibilities as it deemed necessary. On April 24, 1998, Steven D. Smith, the Company's Executive Vice President of Operations and a Director resigned both his position as an executive of the Company as well as his position as a member of the Company's Board of Directors. In April, 1998, the Company reduced the salary of David W. Clarke, the Company's President and Chief Executive Officer, to $100,000 from $150,000. On May 27, 1998, Christine Clewes, the Company's Vice President of Marketing and a Director resigned from her position as an executive of the Company. On June 22, 1998 the Board of Directors accepted her resignation. On June 22, 1998, the Employment Agreement between David W. Clarke, President, and the Company was mutually terminated, except that the confidentiality and non-competition provisions of the Employment Agreement shall survive termination of such agreement. Mr. Clarke will be employed by the Company on an "at will" basis as the Company's President at a base salary of $100,000 per year. On June 22, 1998, Stuart M. Frank, the Company's Chief Financial Officer was appointed Chief Executive Officer, replacing Mr. Clarke in that position. Mr. Frank retained his duties and position as Chief Financial Officer of the Company. The net dollar effect reduction of these personnel changes will amount to approximately $1,000,000 on an annualized basis.

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

     For the three months ended September 30, 1998 and September 30, 1997, the Company incurred $23,115 and $73,511 of research and development costs respectively. The decrease of $50,396 was due primarily to less development costs being capitalized during this comparable period. For the nine months ended September 30, 1998 and 1997, research and development costs were $199,311 and $274,707 respectively. The reduction in engineering staff also contributed to this decrease.

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

     The Company also experienced some difficulty with the FPR1, a feeder protection relay in the Company's Solaris family of products. A team of engineers was established as a "quality circle" to identify and correct the root causes for each reported problem. Although the FPR1 was marketable in its present form, the Company redesigned the unit in order to improve its performance and to make manufacturing the product easier by significantly reducing the production labor content of each unit. The Company recently completed the engineering phase and is in the process of beta testing this unit, now known as the FPR1A. Depending on test results, and subject to receipt of additional financing, it is anticipated that marketing and production will commence in the fourth quarter of this year.

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

     In early 1998 the Company signed strategic partnering agreements with three companies. Protecta Electronics, Budapest, Hungry is an established and well respected manufacturer of more than twenty-five (25) protection relays. The Company has signed a five year exclusive OEM agreement for worldwide marketing rights, (except Hungry) to market Protecta's products under Apollo's name and logo. The Company and its European counterpart are currently having translated into English the product software, documentation and spec sheets, which, for the most part, has been accomplished. These products have enabled the Company to market this proven technology in the third quarter of 1998 while continuing to develop strategically positioned advanced products. Purchase orders have been received for our relays as well as the Hungarian relays with shipments scheduled for mid-December, 1998.

     An agreement was also reached with Liberty Technologies, Inc. for a similar arrangement marketing their preventative maintenance product under the Apollo name.

     In February 1998 Apollo signed an exclusive five year OEM agreement with Infoware, a Hungarian corporation that provides complete substation automation systems, which agreement gives us the right to market Infoware's automation systems under the Apollo name.

     In May 1998, the Company signed a product development agreement with a Fortune 100 company. The company, a large manufacturer and distributor of electrical circuit protection products, engaged the services of Apollo to design, develop and supply a motor protection product. It will acquire the product exclusively from Apollo for worldwide marketing and distribution under it's own brand name. It is anticipated that the product development agreement will evolve into a manufacturing agreement, with production estimated to begin by the end of the first quarter, 1999.

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

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. These programs were designed and developed without considering the impact of the upcoming change in the year 2000. Some older computer systems stored dates with only a two-digit year with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000.

     Apollo has undertaken to review the potential impact of the Year 2000 issue. Such assessment has included a review of the impact of the issue in primarily four areas: products, manufacturing systems, business systems, and other areas. Based on the results of our initial review, Apollo does not anticipate that the Year 2000 issue will impact operations or operating results. Apollo has not found any systems within the four areas mentioned which may be affected by the Year 2000 issue, but estimates that should an area be found to be affected, the relevant systems can be tested, upgraded, and replaced before they cause any operational problems. Apollo will create a task force to periodically review all areas of concern. Management believes that any incremental costs associated with achieving Year 2000 compliance will not be material to Apollo's operating results.

     Apollo relies on its suppliers, utility service providers, financial institutions and other partners in order to continue normal business operations. At this time, it is impossible to assess the impact of the Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which Apollo relies will be corrected on a timely basis and will not have a material adverse effect on Apollo. The Company's task force will be assigned to identify other organizations which are critical to Apollo's continued operations. Apollo intends to survey these organizations to determine the impact of the Year 2000 issue on their operations and their plans for addressing any potential concerns. Apollo expects that this assessment will be completed and any issues that surface will be resolved by the end of the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of capital have been the sales of its equity securities in the form of an initial public offering of common stock which occurred on July 16, 1997, proceeds from stockholders loans, proceeds from a line of credit, and the proceeds from other loans payable.

     The Company's negative cash flow from operating activities was $1,695,848 in the first nine months of 1998 as compared to a negative cash flow of $3,344,709 during the comparable prior year period.

     The Company received $1,740,483 net cash provided by financing activities for the nine months ended September 30, 1998 as compared to $3,622,571 in the first nine months of 1997. Proceeds from loans in the amount of $1,612,983 and the conversion of warrants in the amount of $200,000 accounted for the net cash provided by financing activities in 1998 whereas in 1997 the proceeds from issuance of common stock accounted for 89.4% of net cash provided by financing activities.

     As is typical of Company's which seek to develop new technologies or introduce products to a new market, delays in development and production of the Company's products have occurred, resulting in decreased revenues which the Company had otherwise anticipated would be available. The Company's learning curve and production problems encountered in the past resulted in higher costs than anticipated, which will be reflected in a higher cost of sales and continued pressure on gross profit margins for the products the Company delivers during 1998. Thus, the Company will not show profitability during 1998 and will show losses at the end of the 1998 fiscal year. Further, as indicated in Note 2 in the Notes to Financial Statements accompanying this Report, the Company has incurred net losses since inception and, as of September 30, 1998, its current liabilities exceeded its current assets by approximately $2,130,709. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and significantly increase sales. The Company is in the process of seeking immediate additional financing for operations and to further fund product development and expansion through marketing existing products during the next three months. Such additional capital may be accomplished through equity or debt financings. Although the Company expected certain funding under the Omnibus Agreement (See Note 5 to the Financial Statement), as of November 10, 1998, the Company has received net cash advances of $663,000. The Company is in the process of attempting to raise additional capital through a private placement. There is no assurance that any additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company and the Company may have to curtail its operations. Additional equity financing may involve substantial dilution to the interests of the Company's existing shareholders.


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


ITEM 5.  OTHER INFORMATION

     On September 28, 1998, James Plemmons submitted his resignation to the Board of Directors of the Company which was accepted. The Board appointed Barry Jordan as a Director of the Company to fill the vacancy.


                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

ITEM 6.  EXHIBITS AND FORM 8-K.

         REPORTS ON FORM 8-K: NONE

         EXHIBITS:


EXHIBIT                                                                          FILING-STATUS-INCORPORATED
NUMBER                            EXHIBIT DESCRIPTION                                  BY REFERENCE TO
-------                           --------------------                   -------------------------------------------
     3.1         Amended and Restated Articles of Incorporation          Exhibit 3.1 to Form SB-2 Registration
                                                                         Statement, filed on December 17, 1997,
                                                                         File No. 333-18071

     3.2         Amended and Restated ByLaws                             Exhibit 3.2 to Form SB-2 Registration
                                                                         Statement, filed on December 17, 1996,
                                                                         File No. 333-18071

     3.2.1       Amendment to ByLaws                                     Exhibit 3.2.1 to Amendment No.2 to Form
                                                                         SB-2 Registration Statement, filed on
                                                                         April 29, 1996, File No. 333-18071

     4.1         Specimen of Common Stock Certificate                    Exhibit 4.1 to Amendment No.2 to Form
                                                                         SB-2 Registration Statement, filed on
                                                                         April 29, 1997, File No. 333-18071

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

    10.2         Warrant dated September 26, 1996 in favor of Steven     Exhibit 4.5 to Form SB-2 Registration
                 D. Smith, as amended                                    Statement, filed on December 17, 1996,
                                                                         File No. 333-18071

    10.3         Warrant dated September 26, 1996 in favor of Don P.     Exhibit 4.6 to Form SB-2 Registration
                 Louw, as amended                                        Statement, filed on December 17, 1996,
                                                                         File No. 333-18071

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

    10.5         Warrant dated June 25, 1996 in favor of Imagine         Exhibit 4.10 to Form SB-2 Registration
                 Holdings                                                Statement filed on December 17, 1996, File
                                                                         No. 333-18071


EXHIBIT                                                                          FILING-STATUS-INCORPORATED
NUMBER                            EXHIBIT DESCRIPTION                                  BY REFERENCE TO
-------                           --------------------                   -------------------------------------------
    10.6         Warrant dated December 15, 1996 in favor of Matthias    Exhibit 4.11 to Amendment No.1 to Form
                 E. Lukens, Jr.                                          SB-2 filed on March 6, 1997, File No.
                                                                         333-18071

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

    10.9         Warrant dated June 30, 1996 in favor of Imagine         Exhibit 4.14 to Amendment No.1 Form SB-2
                 Holdings                                                Registration  Statement filed on March 6,
                                                                         1996, File No. 333-18071

    10.10        Warrant dated November 1, 1996 in favor of Robert       Exhibit 4.15 to Amendment No.1 to Form
                 Swatland                                                SB-2 Registration Statement filed on
                                                                         March 6, 1997, File No. 333-18071

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

    10.16        Consulting Agreement between the Company and Perryman   Exhibit 10.5 to Form SB-2 Registration
                 Corporation, N.V., dated May 10, 1996                   Statement filed on December 17, 1996,
                                                                         File No. 333-18071

    10.17        Amended and Restated Consulting Agreement between the   Exhibit 10.6 to Form SB-2 Registration
                 Company and Imagine Holdings, dated June 1, 1996        Statement filed on December 17, 1996,
                                                                         File No. 333-18071

    10.18        Lease between the Company and South Hillsborough        Exhibit 10.7 to Amendment No.1 to Form
                 Community Bank Office/Complex, Richard L. Phagan,       SB-2 Registration Statement, filed
                 dated October 31, 1995                                  on March 6, 1997, File No. 333-18071


EXHIBIT                                                                          FILING-STATUS-INCORPORATED
NUMBER                            EXHIBIT DESCRIPTION                                  BY REFERENCE TO
-------                           --------------------                   -------------------------------------------
    10.18.1      Lease between the Company and South Hillsborough        Exhibit 10.7.1 to Form SB-2 Registration
                 Community Bank Office/Complex, dated October            Statement filed on December 17, 1996, File
                 24, 1996                                                No. 333-18071

    10.19        Amended and Restated Consulting Agreement between the   Exhibit 10.8 to Form SB-2 Registration
                 Company and Matthias E. Lukens, Jr. dated November      Statement filed on December 17, 1996,
                 30, 1996                                                File No. 333-18071

    10.20        Consulting Agreement between the Company and Frank J.   Exhibit 10.9 to Form SB-2 Registration
                 Mancini dated December 20, 1996                         Statement filed on December 17, 1996,
                                                                         File No. 333-18071

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

    10.25        Form of Indemnification Agreement for directors and     Exhibit 10.14 to Form SB-2 Registration
                 officers                                                Statement filed on December 17, 1996,
                                                                         File No. 333-18071

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


EXHIBIT                                                                          FILING-STATUS-INCORPORATED
NUMBER                            EXHIBIT DESCRIPTION                                  BY REFERENCE TO
-------                           --------------------                   -------------------------------------------
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

    10.35        Lease Agreement dated September 1, 1997                  Exhibit 10.35 to Form 10QSB filed on
                                                                          November 18, 1997, File No. 0-22365

    10.36        Agreement and Plan of Merger                             Exhibit 10.1 to Form 8-K filed on December
                                                                          9, 1997, File 0-22365

    10.37        Executive Employment Agreement between Trans-World       Exhibit 10.2 to Form 8-K filed on December
                 and Chihkai J. Tang                                      9, 1997, File 0-22365

    10.38        Shareholder's Voting Agreement dated November 24, 1997   Exhibit 10.3 to Form 8-K filed on December
                                                                          9, 1997, File 0-22365

    10.39        Form of Loan and Security Agreement                      Exhibit 10.39 to Form 10-KSB filed on May
                                                                          15, 1998, File 0-22364

    10.40        Secured Convertible Note for $750,000                    Exhibit 10.40 to Form 10-KSB filed on
                                                                          May 15, 1998, File 0-22364

    10.41        Secured Convertible Note for $100,000                    Exhibit 10.41 to Form 10-KSB filed on
                                                                          May 15, 1998, File 0-22364


EXHIBIT                                                                          FILING-STATUS-INCORPORATED
NUMBER                            EXHIBIT DESCRIPTION                                  BY REFERENCE TO
-------                           --------------------                   -------------------------------------------
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

    10.46        Warrant in favor of Polynos Investments, N.V.            Exhibit 10.45 to Form 10-KSB filed on
                                                                          May 15, 1998, File 0-22364

    10.47        Warrant in favor of East Jet, Inc.                       Exhibit 10.47 to Form 10-QSB filed on
                                                                          May 20, 1998, File 0-22365

    10.48        Warrant in favor of East Jet, Inc.                       Exhibit 10.48 to Form 10-QSB filed on
                                                                          May 20, 1998, File 0-22365

    27           Financial Data Schedule                                  Filed herewith


    99.1         Form of domestic distribution agreement                  Exhibit  99.3 to Amendment No.1 to Form
                                                                          SB-2 Registration Statement filed on March
                                                                          6, 1997, File No. 333-18071

    99.2         Form of international distribution agreement             Exhibit  99.4 to Amendment No.1 to Form
                                                                          SB-2 Registration Statement filed on March
                                                                          6, 1997, File No. 333-18071

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November _____, 1998.              APOLLO INTERNATIONAL OF
                                               DELAWARE, INC.

                                               By:
                                                  ------------------------
                                                  David W. Clarke
                                                  President

                                                By:
                                                   -----------------------
                                                   Stuart M. Frank
                                                   Chief Financial Officer

EXHIBIT                  DESCRIPTION
-------                  -----------

27        Financial Data Schedule